Form 10-Q
period 1996-09-30
ADVANCE PARADIGM INC
filed 1996-11-14
CIK 1012956

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1996

                                          OR

               (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to ________

                            Commission File Number 0-21447


                                ADVANCE PARADIGM, INC.
                (Exact name of registrant as specified in its charter)


        DELAWARE                                          75-2493381
(State of Incorporation)                    (IRS Employer Identification Number)

545 E. John Carpenter Freeway, Suite 1900, Irving, Texas     75062
(Address of principal executive offices)                   (ZIP Code)

                                    (972) 830-6199
                 (Registrant's Telephone Number, including area code)
                               formerly (214) 830-6199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X(1)    NO
                                       -----       -----

                       Common stock, $.01 par value:  7,800,817
                         outstanding as of November 13, 1996


__________________
(1) The Company's registration statements on Form S-1 and 8-A became effective on October 8, 1996. During the period the Company has been subject to the Section 13 and 15(d) filing requirements, it has not been required to file any reports.

                                ADVANCE PARADIGM, INC.


                         INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.   FINANCIAL INFORMATION                                     PAGE

          Item 1. Financial Statements

                  A.     Condensed Consolidated Balance Sheets as of
                         September 30,1996 and March 31, 1996           2

                  B.     Condensed Consolidated Statements of
                         Operations for the Three Months and
                         Six Months Ended September 30, 1996 and 1995   3

                  C.     Condensed Consolidated Statements of Cash
                         Flows for the Six Months Ended September 30,
                         1996 and 1995                                  4

                  D.     Notes to Condensed Consolidated Financial
                         Statements                                     5

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8


PART II.    OTHER INFORMATION                                          11

SIGNATURES                                                             12

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                  March 31, 1996   Sept. 30,1996
                                                  --------------   -------------
                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $16,457,000     $26,070,000
   Accounts receivable, net of allowance for
    doubtful accounts of $130,000 and
    $130,000, respectively                           23,078,000      33,976,000
   Inventories                                        1,598,000       1,524,000
   Prepaid expenses and other                           449,000         739,000
                                                    -----------     -----------
      Total current assets                           41,582,000      62,309,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $1,935,000
 and $2,564,000, respectively                         4,080,000       5,183,000
INTANGIBLE ASSETS, net of accumulated
 amortization of $808,000 and $981,000,
 respectively                                        13,045,000      12,872,000
OTHER ASSETS, net of accumulated amortization
 of $49,000 and $0, respectively                        198,000         190,000
                                                    -----------     -----------
      Total assets                                  $58,905,000     $80,554,000
                                                    -----------     -----------
                                                    -----------     -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                  $39,000,000     $49,037,000
  Accrued salaries and benefits                       1,283,000       1,220,000
  Other accrued expenses                                934,000       1,418,000
  Current portion of other noncurrent
   liabilities                                           49,000          21,000
                                                    -----------     -----------
      Total current liabilities                      41,266,000      51,696,000
NONCURRENT LIABILITIES:
  Long-term debt to related parties                   7,000,000       7,000,000
  Other noncurrent liabilities, less
   current portion                                      241,000         332,000
                                                    -----------     -----------
      Total liabilities                              48,507,000      59,028,000
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  Series A cumulative convertible preferred
   stock, $.01 par value; 10,000 shares
   authorized, issued, and outstanding
   with aggregate liquidation preference
   of $11,959,000 and $12,359,000, respectively      11,896,000      12,304,000
                                                    -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B preferred stock, $.01 par value;
   5,000 shares authorized, 0 and 4,444 shares
   issued and outstanding, respectively               ----              ----
  Common stock, $.01 par value; 7,500,000
   shares authorized, 3,130,500 and 3,133,500
   shares issued and outstanding, respectively        ----              ----
  Additional paid-in capital                          1,518,000      11,526,000
  Accumulated deficit                                (3,016,000)     (2,304,000)
                                                    -----------     -----------
      Total stockholders' equity (deficit)           (1,498,000)      9,222,000
                                                    -----------     -----------
      Total liabilities and stockholders'
       equity (deficit)                             $58,905,000     $80,554,000
                                                    -----------     -----------
                                                    -----------     -----------


                    See accompanying notes to financial statements.

                        ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                   Three Months Ended September 30,    Six Months Ended September 30,
                                   --------------------------------    ------------------------------
                                         1995           1996                1995             1996
                                   --------------   ------------       -------------    ------------
Revenues                             $28,958,000     $ 58,019,000       $ 54,650,000     $107,829,000
                                   --------------   ------------       -------------    ------------

Cost of operations:

   Cost of revenues                   27,074,000      55,540,000         51,519,000      102,994,000
   Selling, general, and
    administrative expenses            1,481,000       1,781,000          2,923,000        3,495,000
                                   --------------   ------------       -------------    ------------
      Total cost of operations        28,555,000      57,321,000         54,442,000      106,489,000
                                   --------------   ------------       -------------    ------------
Operating income                         403,000         698,000            208,000        1,340,000
Intererst income                          46,000         300,000             85,000          505,000
Interest expense                        (180,000)       (180,000)          (358,000)        (358,000)
                                   --------------   ------------       -------------    ------------

Income (loss) before income taxes        269,000         818,000            (65,000)       1,487,000

Provision for income taxes                ---            311,000              ---            311,000
                                   --------------   ------------       -------------    ------------
Net income (loss)                    $   269,000    $    507,000       $    (65,000)    $  1,176,000
                                   --------------   ------------       -------------    ------------
                                   --------------   ------------       -------------    ------------


Pro forma net income per share                      $       0.08                        $       0.19
                                                    ------------                        ------------
                                                    ------------                        ------------

Pro forma weighted average
  shares outstanding                                   8,147,618                           7,592,062
                                                    ------------                        ------------
                                                    ------------                        ------------


                    See accompanying notes to financial statements.

                         ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                      Six Months Ended September 30,
                                                      ------------------------------
                                                          1995              1996
                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                  $   (65,000)    $  1,176,000

   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities -
    Depreciation and amortization                         622,000          803,000
    Provision for doubtful accounts                        19,000          -----
    Change in certain assets and liabilities, net
      of effects from acquisition of subsidiary -
      (Increase) decrease in accounts receivable       (2,994,000)     (10,898,000)
      (Increase) decrease in inventories                  (68,000)          74,000
      (Increase) decrease in prepaid expenses
       and other assets                                    15,000         (283,000)
      Increase in accounts payable, accrued expenses
      and other noncurrent liabilities                 10,527,000       10,494,000
                                                      -----------      -----------
      Net cash provided by operating activities         8,056,000        1,366,000
                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                (441,000)      (1,732,000)
                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from sale of preferred stock          -----          10,000,000
      Net proceeds from issuance of Common Stock           18,000            7,000
      Net payments on long-term obligations               (22,000)         (28,000)
                                                      -----------      -----------
         Net cash provided by (used in) financing
          activities                                       (4,000)       9,979,000
                                                      -----------      -----------

NET INCREASE IN CASH                                    7,611,000        9,613,000

CASH AND CASH EQUIVALENTS, beginning of period          2,625,000       16,457,000
                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, end of period              $10,236,000      $26,070,000
                                                      -----------      -----------
                                                      -----------      -----------

SUPPLEMENTARY INFORMATION:
      The Company made no income tax payments in 1995 or 1996.


                   See accompanying notes to financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 1996 and 1995 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form S-1 filed with the Commission on October 8, 1996. The results of operations for the three month and six month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.  INITIAL PUBLIC OFFERING OF COMMON STOCK

    On October 8, 1996 the Company completed an initial public offering (the "Offering") of its $.01 par value common stock ("Common Stock"). On November 7, 1996 the Underwriters exercised the over-allotment option of the Offering. The Company sold 2,397,067 shares of its Common Stock at a price of $9.00 per share, prior to underwriting discount and other offering expenses. In connection with the Offering, the Company's redeemable Series A preferred stock ("Series A Preferred Stock") automatically converted into 2,500,000 shares of Common Stock. The pro forma information below gives effect to such conversion, the issuance of 2,397,067 new shares in the Offering and the merger of Advance Health Care ("AHC") into Advance ParadigM, Inc. (see Note 5).


                                                   September 30, 1996 (Unaudited)
                                       ----------------------------------------------------
                                               As Stated                    Pro Forma
                                       -----------------------    -------------------------
                                       Number of                  Number of
                                        Shares       Amount         Shares         Amount
                                       ---------   -----------    ----------     ----------

Redeemable Series A Preferred Stock     10,000     $12,304,000       ---        $    ---

Stockholders' equity -
      Series B Preferred Stock           4,444     $   ---            4,444     $    ---
      Common Stock                   3,133,500         ---        7,800,817     $    ---
      Additional paid-in capital                    11,526,000                   43,393,000
      Accumulated deficit                           (2,304,000)                  (2,304,000)
                                                   -----------                  -----------
      Total stockholders' equity                   $ 9,222,000                  $41,089,000
                                                   -----------                  -----------
                                                   -----------                  -----------

                                        - 5 -

3.  PRO FORMA NET INCOME PER SHARE

    Pro forma net income per share gives effect to (i) the conversion of the Series A Preferred Stock to Common Stock, (ii) the issuance of 836,320 shares of Common Stock in the Offering, the net proceeds of which were used to retire the $7.0 million note payable to Whitney Subordinated Debt Fund, L.P. ("Whitney Note"), (iii) a reduction of interest expense by the amount of interest on the $7.0 million note payable and (iv) the impact to shares and options outstanding of the merger of AHC into the Company (see Note 5). Pro forma net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period which include stock options and warrants. As required by the Commission rules, all warrants, options, and shares issued during the year immediately preceding the Offering are assumed to be outstanding for purposes of calculating pro forma net income per share. The primary and fully diluted per share amounts were the same since the effect of potentially dilutive securities was anti-dilutive.


4.  INCOME TAXES

    In the three months ended September 30, 1996, the Company recorded a provision for income taxes of $311,000. As of March 31, 1996 the Company had net operating loss carryforwards for both financial reporting and federal income tax purposes. The Company has recorded a tax provision based upon management's estimate of income, after utilization of net operating losses, for the year ended March 31, 1997.


5.  SUBSEQUENT EVENTS

    On October 7, 1996, the Company amended and restated its Certificate of Incorporation to, among other things, increase the number of authorized shares of its Common Stock to 25,000,000 and the number of shares of its Preferred Stock to 5,000,000. On October 8, 1996, the Company effected a 250-for-one stock split of the Company's Common Stock. Accordingly, all share and per share amounts have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period presented.

    Immediately prior to the consummation of the Offering, AHC was merged with and into the Company (the "Merger"). Such Merger was consummated as a means of simplifying the corporate structure of the Company and was intended to qualify as a tax free reorganization. Prior to the Merger, AHC held 3,125,000 shares of the Company's Common Stock. In connection with the Merger, the AHC incentive stock option plan was merged with the Company's Incentive Stock Option Plan, and holders of options under the AHC incentive stock option plan received options to purchase Common Stock under the Company's Incentive Stock Option Plan. In the Merger, the Company canceled the shares held by AHC and issued shares of Common Stock directly to the AHC stockholders (the "AHC Stockholders") based upon their fully-diluted proportionate ownership interests in AHC after giving consideration to the new shares of AHC to be issued in repayment of debt as indicated below. After the Merger, there were 2,903,750 shares of Common Stock outstanding and 229,750 additional options outstanding at exercise prices ranging from $0.67 to $2.71 per share. Immediately prior to the Merger, AHC distributed the stock of certain subsidiaries of AHC, operating in businesses unrelated to the Company, to the AHC Stockholders. Prior to such spin-off, certain indebtedness owed by AHC to several of its stockholders (including certain indebtedness of AHC payable to an affiliate of a preferred stockholder of the Company which was assumed by an AHC stockholder) was exchanged for additional shares of AHC common stock. The spin-off and exchange of indebtedness did not impact the number of shares of the Company's Common Stock outstanding.

    The Common Stock outstanding as of November 13, 1996 resulted from the following transactions:

Shares outstanding after the Merger                          2,903,750
Shares sold in the offering                                  2,397,067
Shares issued from the conversion of Series A
 Preferred Stock                                             2,500,000
                                                             ---------
                                                             7,800,817
                                                             ---------
                                                             ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.

                                          Three Months        Six Months
                                         Ended Sept. 30,    Ended Sept. 30,
                                         ---------------   ----------------
                                          1995     1996     1995      1996
                                         ------   ------   ------    ------

Revenues                                 100.0%   100.0%   100.0%    100.0%
Cost of operations:
  Cost of revenues                        93.5     95.7     94.3      95.5
  Selling, general and administrative
    expenses                               5.1      3.1      5.3       3.2
                                         ------   ------   ------    ------
      Total cost of operations            98.6     98.8     99.6      98.7
                                         ------   ------   ------    ------
Operating income                           1.4      1.2       .4       1.3
Interest income (expense)                  (.5)      .2      (.5)       .1
                                         ------   ------   ------    ------
Net income (loss) before taxes              .9%     1.4%     (.1)%     1.4%
                                         ------   ------   ------    ------
                                         ------   ------   ------    ------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    REVENUES. Revenues for the three months ended September 30, 1996 increased $29.1 million, or 100%, compared to revenues for the three months ended September 30, 1995. Approximately 76% of the increase in revenues was attributable to a four-fold increase in the number of pharmacy claims processed during the period. Approximately 17% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 38% increase in the number of mail prescriptions dispensed. Approximately 7% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

    COST OF REVENUES. Cost of revenues for the three months ended September 30, 1996 increased by $28.5 million, or 105%, compared to the same period in 1995. This increase was attributable primarily to the expanded volume in the Company's mail pharmacy and the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues increased from 94% in the three months ended September 30, 1995 to 96% in the three months ended September 30, 1996. This increase resulted primarily from the increase in the Company's claims processing revenues generated by new customers utilizing the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues, thereby increasing revenues and cost of revenues by the same amount.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended September 30, 1996 increased by $300,000, or 20%, compared to the same period in 1995. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 5% for the three months ended September 30, 1995 to 3% in the same period in 1996 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended September 30, 1996 increased $254,000 compared to the same period in 1995. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds. In addition, the Company's cash balance throughout the three months ended September 30, 1996 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock.

    INCOME TAXES. The Company had income tax loss carryforwards available to offset income generated for the three months ended September 30, 1995, and as a result, incurred no federal income tax expense. For the three months ended September 30, 1996 the Company recorded income tax expense of $311,000 in anticipation of fully utilizing its net operating loss carryforwards during its fiscal year ended March 31, 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

    REVENUES. Revenues for the six months ended September 30, 1996 increased $53.2 million, or 97%, compared to revenues for the six months ended September 30, 1995. Approximately 72% of the increase in revenues was attributable to a five-fold increase in the number of pharmacy claims processed during the period. Approximately 18% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 41% increase in the number of mail prescriptions dispensed. Approximately 10% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

    COST OF REVENUES.  Cost of revenues for the six months ended September
30, 1996 increased by $51.5 million, or 100%, compared to the same period in 1995. This increase was attributable primarily to the expanded volume in the Company's mail pharmacy and the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues increased from 94% in the six months ended September 30, 1995 to 96% in the six months ended September 30, 1996. This increase resulted primarily from the increase in the Company's claims processing revenues generated by new customers utilizing the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues, thereby increasing revenues and cost of revenues by the same amount.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the six months ended September 30, 1996 increased by $572,000, or 20%, compared to the same period in 1995. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 5% for the six months ended September 30, 1995 to 3% in the same period in 1996 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the six months ended September 30, 1996 increased $420,000 compared to the same period in 1995. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds. In addition, the Company's cash balance in the months of July, August and September 1996 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock.

    INCOME TAXES. The Company incurred a loss for the six months ended September 30, 1995, and as a result, incurred no federal income tax expense. For the six months ended September 30, 1996 the Company recorded income tax expense of $311,000 in anticipation of fully utilizing its net operating loss carryforwards during its fiscal year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company had working capital of $10.6 million. The Company's net cash provided by operating activities was $1.4 million for the six months ended September 30, 1996 resulting primarily from the Company's net income of $1.2 million for the period. During the six months ended September 30, 1996 the Company used cash of $1.7 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. In addition, in June 1996, the Company received $10.0 million from the sale of its Series B Preferred Stock.

    On October 8, 1996, the Company completed the Offering of its Common Stock. The Company received net proceeds of approximately $19.5 million, after deducting underwriting discount and expenses. The Company used $7.0 million to repay the Whitney Note, and the balance of the funds were invested in money market funds and high-grade commercial paper.

IMPACT OF INFLATION

    Changes in prices charged by manufacturers and wholesalers for pharmaceuticals dispensed by the Company affects its cost of revenues. Historically, the Company has been able to pass on the effect of such price changes to its customers under the terms of its agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected the Company.

FORWARD-LOOKING STATEMENTS

    This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's registration statement on Form S-1 under the caption "Risk Factors."



                         PART II.  OTHER INFORMATION

                        Items 1-6 are not applicable.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCE PARADIGM, INC.
                                     (Registrant)



Date: November 13, 1996              By:    /s/ DAVID D. HALBERT
                                         ---------------------------------------
                                     David D. Halbert, Chief Executive Officer,
                                     Chairman of the Board and President



Date: November 13, 1996              By:    /s/ DANNY PHILLIPS
                                         ---------------------------------------
                                     Danny Phillips, Chief Financial Officer,
                                     Senior Vice President, Secretary and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)