Form 10-Q
period 1996-12-31
ADVANCE PARADIGM INC
filed 1997-02-13
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES  X   NO
                                     ---     ---

                    Common stock, $.01 par value:  7,800,817
                       outstanding as of February 13, 1997

                            ADVANCE PARADIGM, INC.


                     INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.   FINANCIAL INFORMATION                                           PAGE

          Item 1.   Financial Statements

               A.   Condensed Consolidated Balance Sheets as of
                    December 31, 1996 and March 31, 1996                    2

               B.   Condensed Consolidated Statements of Operations
                    for the Three Months and Nine Months Ended
                    December 31, 1996 and 1995                              3

               C.   Condensed Consolidated Statements of Cash
                    Flows for the Nine Months Ended December 31,
                    1996 and 1995                                           4

               D.   Notes to Condensed Consolidated Financial Statements    5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7


PART II.  OTHER INFORMATION                                                10


SIGNATURES                                                                 11

                         ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                         ASSETS
                                                                         March 31, 1996  Dec. 31,1996
                                                                         --------------  ------------
                                                                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $16,457,000    $39,313,000
   Accounts receivable, net of allowance for doubtful accounts of
      $130,000 and $136,000, respectively                                  23,078,000     38,448,000
   Inventories                                                              1,598,000      1,970,000
   Prepaid expenses and other                                                 449,000        498,000
                                                                          -----------    -----------
      Total current assets                                                 41,582,000     80,229,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $1,935,000 and $2,923,000, respectively              4,080,000      5,316,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $808,000 and $1,068,000, respectively                                   13,045,000     12,786,000
OTHER ASSETS, net of accumulated amortization of $49,000
   and $0, respectively                                                       198,000        189,000
                                                                          -----------    -----------
      Total assets                                                        $58,905,000    $98,520,000
                                                                          -----------    -----------
                                                                          -----------    -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                       $39,000,000    $52,593,000
   Accrued salaries and benefits                                            1,283,000      1,548,000
   Deferred income taxes payable                                                 ----        832,000
   Other accrued expenses                                                     934,000      1,552,000
   Current portion of other noncurrent liabilities                             49,000          4,000
                                                                          -----------    -----------
      Total current liabilities                                            41,266,000     56,529,000
NONCURRENT LIABILITIES:
   Long-term debt to related parties                                        7,000,000           ----
   Other noncurrent liabilities, less current portion                         241,000        340,000
                                                                          -----------    -----------
      Total liabilities                                                    48,507,000     56,869,000
                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
   Series A cumulative convertible preferred stock, $.01 par
      value, 10,000 and 0 shares authorized, respectively; 10,000 shares issued and outstanding with aggregate liquidation
      preference of $11,959,000 at March 31, 1996                          11,896,000           ----
                                                                          -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Series B preferred stock, $.01 par value; 5,000 shares
      authorized, 0 and 4,444 shares issued and
      outstanding, respectively                                                  ----           ----
   Common stock, $.01 par value; 7,500,000 and 25,000,000
      shares authorized, respectively; 3,130,500 and 7,800,817
      shares issued and outstanding, respectively                                ----         78,000
   Additional paid-in capital                                               1,518,000     43,049,000
   Accumulated deficit                                                     (3,016,000)    (1,476,000)
                                                                          -----------    -----------
      Total stockholders' equity (deficit)                                 (1,498,000)    41,651,000
                                                                          -----------    -----------
      Total liabilities and stockholders' equity (deficit)                $58,905,000    $98,520,000
                                                                          -----------    -----------
                                                                          -----------    -----------

                         See accompanying notes to financial statements.

                   ADVANCE PARADIGM, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     Three Months Ended December 31,       Nine Months Ended December 31,
                                     -------------------------------       ------------------------------
                                          1995               1996             1995              1996
                                     -----------         -----------       -----------       ------------
Revenues                             $33,370,000         $70,025,000       $88,020,000       $177,854,000
                                     -----------         -----------       -----------       ------------
Cost of operations:
  Cost of revenues                    31,283,000          67,186,000        82,802,000        170,180,000
  Selling, general, and
    administrative expenses            1,516,000           1,890,000         4,440,000          5,386,000
                                     -----------         -----------       -----------       ------------
        Total cost of operations      32,799,000          69,076,000        87,242,000        175,566,000
                                     -----------         -----------       -----------       ------------
Operating income                         571,000             949,000           778,000          2,288,000
Interest income                           97,000             488,000           182,000            993,000
Interest expense                        (180,000)            (21,000)         (538,000)          (379,000)
                                     -----------         -----------       -----------       ------------

Income before income taxes               488,000           1,416,000           422,000          2,902,000

Provision for income taxes                 ----              538,000             ----             849,000
                                     -----------         -----------       -----------       ------------

Net income                           $   488,000         $   878,000       $   422,000       $  2,053,000
                                     -----------         -----------       -----------       ------------
                                     -----------         -----------       -----------       ------------

Pro forma net income per share                           $      0.09                         $       0.29
                                                         -----------                         ------------
                                                         -----------                         ------------

Pro forma weighted average
  shares outstanding                                       9,468,319                            8,217,481
                                                         -----------                         ------------
                                                         -----------                         ------------


               See accompanying notes to financial statements.

                   ADVANCE PARADIGM, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Nine Months Ended December 31,
                                                             ------------------------------
                                                                 1995          1996
                                                             -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   422,000   $  2,053,000
  Adjustments to reconcile net income to
    net cash provided by operating activities -
    Depreciation and amortization                                950,000      1,249,000
    Provision for doubtful accounts                               21,000          6,000
    Change in certain assets and liabilities -
      (Increase) decrease in accounts receivable              (7,731,000)   (15,376,000)
      (Increase) decrease in inventories                        (908,000)      (372,000)
      (Increase) decrease in prepaid expenses
        and other assets                                        (119,000)       (42,000)
      Increase in accounts payable, accrued expenses
        and other noncurrent liabilities                      18,324,000     15,302,000
                                                             -----------   ------------
      Net cash provided by operating activities               10,959,000      2,820,000
                                                             -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                           (810,000)    (2,224,000)
                                                             -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from sale of preferred stock                       -----      10,000,000
  Net proceeds from issuance of Common Stock                      18,000     19,304,000
  Net payments on long-term obligations                          (33,000)    (7,044,000)
                                                             -----------   ------------
        Net cash provided by (used in) financing activities      (15,000)    22,260,000
                                                             -----------   ------------

INCREASE IN CASH                                              10,134,000     22,856,000

CASH AND CASH EQUIVALENTS, beginning of period                 2,625,000     16,457,000
                                                             -----------   ------------

CASH AND CASH EQUIVALENTS, end of period                     $12,759,000   $ 39,313,000
                                                             -----------   ------------
                                                             -----------   ------------








               See accompanying notes to financial statements.

                  ADVANCE PARADIGM, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 1996 and 1995 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form S-1 filed with the Commission on October 8, 1996. The results of operations for the three month and nine month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.   STOCK TRANSACTIONS

     On October 7, 1996, the Company amended and restated its Certificate of Incorporation to, among other things, increase the number of authorized shares of its $.01 par value common stock ("Common Stock") to 25,000,000 and the number of shares of its preferred stock to 5,000,000, 5,000 shares of which are designated as Series B preferred stock ("Series B Preferred Stock"). On October 8, 1996, the Company effected a 250-for-one stock split of the Company's Common Stock. Accordingly, all share and per share amounts have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period presented.

     On October 8, 1996 the Company completed an initial public offering (the "Offering") of its Common Stock. On November 7, 1996 the Underwriters exercised the over-allotment option of the Offering. Including the over-allotment option, the Company sold 2,397,067 shares of its Common Stock at a price of $9.00 per share, prior to underwriting discount and other offering expenses. In connection with the Offering, the Company's redeemable Series A preferred stock ("Series A Preferred Stock") automatically converted into 2,500,000 shares of Common Stock.

     Immediately prior to the consummation of the Offering, Advance Health Care, Inc. ("AHC") was merged with and into the Company (the "Merger"). Such Merger was consummated as a means of simplifying the corporate structure of the Company and was intended to qualify as a tax free reorganization. Prior to the Merger, AHC held 3,125,000 shares of the Company's Common Stock. In connection with the Merger, the AHC incentive stock option plan was merged with the Company's Incentive Stock Option Plan, and holders of options under the AHC incentive stock option plan received options to purchase Common Stock under the Company's Incentive Stock Option Plan. In the Merger, the Company canceled the shares held by AHC and issued shares of Common Stock directly to the AHC stockholders (the "AHC Stockholders") based upon their fully-diluted proportionate ownership interests in AHC after giving consideration to the new shares of AHC to be issued in repayment of debt as indicated below. After the Merger, there were 2,903,750 shares of Common Stock outstanding and 229,750 additional options outstanding at exercise prices ranging from $0.67 to $2.71 per share. Immediately prior to the Merger, AHC distributed the stock of certain subsidiaries of AHC, operating in businesses unrelated to the Company, to the AHC Stockholders. Prior to such spin-off, certain indebtedness owed by AHC to several of its stockholders (including certain indebtedness of AHC payable to an affiliate of a preferred stockholder of the Company which was assumed by an AHC stockholder) was exchanged for additional shares of AHC common stock. The spin-off and exchange of indebtedness did not impact the number of shares of the Company's Common Stock outstanding.

     The Common Stock outstanding as of February 13, 1997 resulted from the following transactions:

  Shares outstanding after the Merger                              2,903,750
  Shares sold in the offering                                      2,397,067
  Shares issued from the conversion of Series A Preferred Stock    2,500,000
                                                                   ---------
                                                                   7,800,817
                                                                   ---------
                                                                   ---------


3.   PRO FORMA NET INCOME PER SHARE

     Pro forma net income per share gives effect to (i) the conversion of the Series A Preferred Stock to Common Stock, (ii) the issuance of 836,320 shares of Common Stock in the Offering, the net proceeds of which were used to retire the $7.0 million note payable to Whitney Subordinated Debt Fund, L.P. ("Whitney Note"), (iii) a reduction of interest expense by the amount of interest on the $7.0 million note payable and (iv) the impact to shares and options outstanding of the merger of AHC into the Company (see Note 2). Pro forma net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period which include stock options and warrants. As required by the Commission rules, all warrants, options, and shares issued during the year immediately preceding the Offering are assumed to be outstanding for purposes of calculating pro forma net income per share. The primary and fully diluted per share amounts were the same since the effect of potentially dilutive securities was anti-dilutive.


4.   INCOME TAXES

     In the three months ended December 31, 1996, the Company recorded a provision for income taxes of $538,000. As of March 31, 1996 the Company had net operating loss carryforwards for both financial reporting and federal income tax purposes. The Company has recorded a tax provision based upon management's estimate of income, after utilization of net operating losses, for the year ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.



                                         Three Months         Nine Months
                                         Ended Dec. 31,      Ended Dec. 31,
                                        ----------------    ----------------
                                         1995      1996      1995      1996
                                        -----     ------    ------    ------
Revenues                                100.0%    100.0%    100.0%    100.0%
Cost of operations:
   Cost of revenues                      93.8      95.9      94.1      95.7
   Selling, general and administrative
     expenses                             4.5       2.7       5.0       3.0
                                        -----     -----     -----     -----
      Total cost of operations           98.3      98.6      99.1      98.7
                                        -----     -----     -----     -----
Operating income                          1.7       1.4        .9       1.3
Interest income (expense)                 (.2)       .6       (.4)       .3
                                        -----     -----     -----     -----
Net income (loss) before taxes            1.5%      2.0%       .5%      1.6%
                                        -----     -----     -----     -----
                                        -----     -----     -----     -----


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     REVENUES. Revenues for the three months ended December 31, 1996 increased $36.7 million, or 110%, compared to revenues for the three months ended December 31, 1995. Approximately 82% of the increase in revenues was attributable to a 154% increase in the number of pharmacy claims processed during the period. Approximately 12% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 25% increase in the number of mail prescriptions dispensed. Approximately 6% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

     COST OF REVENUES. Cost of revenues for the three months ended December 31, 1996 increased by $35.9 million, or 115%, compared to the same period in 1995. This increase was attributable primarily to the expanded volume in the Company's mail pharmacy and the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues increased from 94% in the three months ended December 31, 1995 to 96% in the three months ended December 31, 1996. This increase resulted primarily from the increase in the Company's claims processing revenues generated by new customers utilizing the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues, thereby increasing revenues and cost of revenues by the same amount.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended December 31, 1996 increased by $374,000, or 25%, compared to the same period in 1995. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 5% for the three months ended December 31, 1995 to 3% in the same period in 1996 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended December 31, 1996 increased $550,000 compared to the same period in 1995. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds. In addition, the Company's cash balance in the three months ended December 31, 1996 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.3 million proceeds from the October 1996 Offering. A portion of the proceeds were used to retire the Whitney Note and as a result interest expense decreased $157,000.

     INCOME TAXES. The Company had income tax loss carryforwards available to offset income generated for the three months ended December 31, 1995, and as a result, incurred no federal income tax expense. For the three months ended December 31, 1996 the Company recorded income tax expense of $538,000 in anticipation of fully utilizing its net operating loss carryforwards during its fiscal year ended March 31, 1997.


NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

     REVENUES. Revenues for the nine months ended December 31, 1996 increased $89.8 million, or 102%, compared to revenues for the nine months ended December 31, 1995. Approximately 76% of the increase in revenues was attributable to a 275% increase in the number of pharmacy claims processed during the period. Approximately 16% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 35% increase in the number of mail prescriptions dispensed. Approximately 8% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

     COST OF REVENUES. Cost of revenues for the nine months ended December 31, 1996 increased by $87.4 million, or 106%, compared to the same period in 1995. This increase was attributable primarily to the expanded volume in the Company's mail pharmacy and the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues increased from 94% in the nine months ended December 31, 1995 to 96% in the nine months ended December 31, 1996. This increase resulted primarily from the increase in the Company's claims processing revenues generated by new customers utilizing the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues, thereby increasing revenues and cost of revenues by the same amount.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the nine months ended December 31, 1996 increased by $946,000, or 21%, compared to the same period in 1995. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 5% for the nine months ended December 31, 1995 to 3% in the same period in 1996 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the nine months ended December 31, 1996 increased $970,000 compared to the same period in 1995. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds. In addition, the Company's cash balance in the nine months ended December 31, 1996 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.3 million proceeds from the October 1996 Offering. A portion of the proceeds were used to retire the Whitney Note and as a result interest expense decreased $157,000.

     INCOME TAXES. The Company had income tax loss carryforwards available to offset income generated for the nine months ended December 31, 1995, and as a result, incurred no federal income tax expense. For the nine months ended December 31, 1996 the Company recorded income tax expense of $849,000 in anticipation of fully utilizing its net operating loss carryforwards during its fiscal year ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had working capital of $23.7 million. The Company's net cash provided by operating activities was $2.8 million for the nine months ended December 31, 1996 resulting primarily from the Company's net income of $2.1 million for the period. During the nine months ended December 31, 1996 the Company used cash of $2.2 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. In addition, in June 1996, the Company received $10.0 million from the sale of its Series B Preferred Stock and in October 1996, the Company completed the Offering of its Common Stock. The Company received net proceeds of approximately $19.3 million, after deducting underwriting discount and expenses. The Company used $7.0 million to repay the Whitney Note, and the balance of the funds were invested in money market funds and high-grade commercial paper.


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




                          PART II.  OTHER INFORMATION

Items 1-6 are not applicable. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ADVANCE PARADIGM, INC.
                                      (Registrant)



Date: February 13, 1997           By:        /s/  DAVID D. HALBERT
                                     ------------------------------------------
                                     David D. Halbert, Chief Executive Officer,
                                     Chairman of the Board and President



Date: February 13, 1997           By:         /s/  DANNY PHILLIPS
                                     ------------------------------------------
                                     Danny Phillips, Chief Financial Officer,
                                     Senior Vice President, Secretary and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)