Form 10-K405
period 1997-03-31
ADVANCE PARADIGM INC
filed 1997-06-27
CIK 1012956

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-21447

                                ADVANCE PARADIGM, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                       75-2493381
         (State or other jurisdiction of              (I.R.S. employer
         incorporation of organization)               Identification No.)

545 E. JOHN CARPENTER FREEWAY, SUITE 1900, IRVING, TX      75062
    (Address of principal executive offices)             (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972)830-6199

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange
    Title of each class                          on which registered
    -------------------                          ---------------------
         None                                             None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            COMMON STOCK, $0.01 PAR VALUE
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/              No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 30, 1997 as reported on the Nasdaq National Market, was approximately $80,077,000.

    As of May 30, 1997, Registrant had outstanding 7,800,817 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

ITEM 1.  BUSINESS

OVERVIEW

    Advance Paradigm, Inc. (the "Company") is a leading independent provider of pharmacy benefit management ("PBM") services to health benefit plan sponsors, based on the over ten million health plan members enrolled in the Company's programs. The Company's primary focus is on the delivery of cost-effective, high quality, integrated PBM services. In addition, the Company has developed and is expanding its clinical expertise and disease management services to meet the specialized needs of its plans' members, particularly those requiring costly, long-term and recurring therapies. These services are designed to inform and educate health benefit plan sponsors, their members and participating physicians of nationally recognized practice guidelines for various disease states.

    The Company's PBM services include clinical and benefit design consultation, formulary and rebate administration, electronic point-of-sale pharmacy claims processing, mail pharmacy distribution, pharmacy network management, drug utilization review ("DUR") and data information reporting services. The Company administers a pharmacy network that includes over 50,000 retail pharmacies throughout the United States. In 1994, as a response to increasing cost-containment pressures from payors, the Company began to utilize its clinical and information systems capabilities to develop health benefit management ("HBM") services. The Company's HBM services include disease management, recommendation of clinical guidelines, patient and physician profiling, case finding and compliance and outcome measurement. In 1995, the Company began marketing its HBM services to health benefit plan sponsors, pharmaceutical manufacturers and contract research organizations, and initiated programs with selected customers. In addition, the Company intends to leverage its existing capabilities and relationships by acquiring companies which have, or are developing, innovative HBM services which will enable the Company to provide a centralized care management alternative for its customers.

    The Company was incorporated in Delaware in July 1993 as a wholly owned subsidiary of Advance Health Care ("AHC"). Immediately prior to the Company's initial public offering in October 1996, AHC was merged with and into the Company, with the Company being the surviving corporation. Currently, the Company has three wholly owned subsidiaries, Advance Paradigm Mail Services, Inc. ("Advance Mail"), Advance Paradigm Data Services, Inc. ("Advance Data") and Advance Paradigm Clinical Services, Inc. ("Advance Clinical"). Advance Mail was incorporated in 1986 and began operations in early 1987 as a mail order pharmacy. In 1992, Advance Data was incorporated to provide plan participants an alternative for purchasing prescriptions through a network of retail pharmacies and to provide claims adjudication services. In August 1993, Advance Health Care contributed all of the capital stock of Advance Data and Advance Mail to the Company. In December 1993, the Company acquired Advance Clinical, formerly a wholly owned subsidiary of Blue Cross and Blue Shield of Maryland.

INDUSTRY BACKGROUND

    In response to escalating health care costs, cost containment efforts in the health care industry have led to rapid growth in managed care. Despite these efforts, continued advances in medical technology and new drug development have led to significant increases in drug utilization and related costs, creating a need for more efficient, cost effective drug delivery mechanisms. PBM services evolved to address this need. Through volume discounts, retail pharmacy networks, mail pharmacy services, formulary administration, claims processing and DUR, PBMs created an opportunity for health benefit plan sponsors to deliver drugs to their members in a cost-effective manner while improving patient compliance with recommended guidelines.

    Traditionally, PBMs focused primarily on cost containment by (i) generating volume rebates from pharmaceutical companies, (ii) encouraging substitution of generics for branded medications and (iii) obtaining price discounts through the retail pharmacy network and mail distribution. Over the last several years, in response to increasing payor demand, PBMs have begun to develop sophisticated formulary management capabilities and comprehensive, on-line customer decision support tools in an attempt to better manage the delivery of health care and ultimately costs. Simultaneously, health benefit plan sponsors have begun to focus on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. There is growing demand among payors for comprehensive disease management programs as cost containment becomes more dependent on improvements in the quality of care. HBM services are being developed to address this demand through the use of traditional PBM services combined with clinical expertise and sophisticated information systems.

THE ADVANCE PARADIGM SOLUTION

    The Company provides benefit design, formulary and rebate administration, point-of-sale pharmacy claims processing, mail pharmacy, pharmacy network management, DUR and data information reporting services. Through its HBM services, the Company utilizes its expertise in development of formulary designs, recommends "best practices" guidelines, and has created patient and physician profiling, clinical intervention strategies and proprietary case finding techniques. The Company's proprietary decision support systems provide a platform for the delivery of outcomes-based HBM services. As part of its HBM services, which integrate the Company's decision support systems with its core clinical expertise, the Company currently provides disease management programs that address various disease states.

SERVICES

    PHARMACEUTICAL BENEFIT MANAGEMENT. The Company's PBM services include clinical and benefit design consultation, formulary and rebate administration, electronic point-of-sale pharmacy claims processing, mail pharmacy distribution, pharmacy network management, DUR and data information reporting. The Company administers a pharmacy network which includes over 50,000 retail pharmacies throughout the United States. The Company currently provides PBM services to over 300 health plan benefit sponsors covering over ten million plan members enrolled in the Company's programs. The Company's PBM services are divided among three divisions: Clinical Services, Data Services and Mail Pharmacy Services.

    CLINICAL SERVICES. The Company develops and implements customized programs of clinical and formulary management services to reduce drug benefit costs while promoting clinically appropriate drug usage. The Company works closely with each customer to determine the desired features of a benefit plan, such as which drugs are covered, extent of generic substitution and co-payment levels. The Company also develops customized formularies which recommend the most clinically appropriate, cost-effective drugs to be prescribed. Formularies are listings of drugs and treatment protocols to be followed by the prescribing physician that are intended to reduce the costs of prescription drugs under a particular health plan. Formularies reduce cost through the use of generic substitution, therapeutic substitution and other techniques and may also generate leverage for the Company to negotiate more favorable rebates and other volume discounts from drug manufacturers.

    Formulary compliance can be encouraged by (i) plan design features such as tiered co-payments, which require the member to pay a higher amount for the non-preferred drug, (ii) prescriber education programs in which the Company or the managed care customer actively seek to educate the prescribers about the formulary preferences and (iii) therapeutic substitution programs that target certain high-cost therapies for concentrated formulary compliance efforts. The Company continually monitors the efficacy and therapeutic applications of pharmaceutical products, the availability of new drugs and generic equivalents and rebate and other pricing arrangements with drug manufacturers. The Company works closely with each customer to develop a customized formulary based on the customer's drug utilization patterns and member and physician populations.

    The Company employs several intervention strategies to promote formulary compliance by altering physician prescribing patterns. The Company utilizes its decision support software to analyze data and present reports to plan sponsors or physicians that compare a physician's formulary compliance against his or her peers in the plan. The Company provides proprietary educational materials to plan physicians, pharmacists or the plan sponsor to promote general education and formulary compliance.

    DATA SERVICES. The Company's retail pharmacy network and claims adjudication services provide plan sponsors an efficient, automated claims processing network that permits point-of-sale adjudication and data collection. The Company administers a network of approximately 50,000 retail pharmacies which are preferred providers of prescription drugs to members of the pharmacy benefit plans managed by the Company (the "Advance Pharmacies"). The Advance Pharmacies have agreed to accept payments at predetermined negotiated rates, which the Company believes to be generally more favorable than typical retail prices. The Company's claims adjudication services division is its most rapidly growing division with the number of claims processed increasing from approximately 816,000 claims in fiscal year 1994 to over 26.6 million claims processed in fiscal year 1997, including over 8.3 million claims processed in the quarter ended March 31, 1997.

    The Advance Pharmacies are linked to the Company's Advance
Rx-Registered Trademark- on-line claims adjudication and processing system, which contains patient medication history, plan enrollment and eligibility data. The Advance Rx-Registered Trademark- on-line system provides pharmacists with point-of-sale information including plan design, drugs covered, negotiated price and co-payment requirements, as well as extensive drug utilization evaluation capabilities. The Advance Rx-Registered Trademark- system performs on-line concurrent drug utilization evaluation at the point of sale including verification of eligibility, and identifies potential drug interactions, frequency of refills and other matters. Within seconds of submitting a prescription to the Advance Rx-Registered Trademark-system, the pharmacist receives a computerized message as to whether the prescription will be accepted by the Company for payment. In addition, the Company can alert the pharmacist that the prescribed drug is not the preferred formulary drug, that therapeutic or generic substitution opportunities are available, or as to the need to comply with prior authorization programs.

    MAIL PHARMACY SERVICES. The Company's mail pharmacy services enable plan sponsors to realize further cost savings on maintenance medications, while benefiting from the Company's automated claims adjudication and data collection capabilities. Cost savings to plan sponsors result from promotion of formulary compliance by the Company's in-house pharmacy, and price discounts to the Company from volume purchases. The mail pharmacy typically dispenses up to 100-day supplies of medications for chronic conditions, thereby reducing repetitive dispensing fees. The Company believes that its mail pharmacy services reduce costs to plan sponsors because the Company's role as pharmacist allows for direct enforcement of the formulary, generic and therapeutic substitution, volume purchasing discounts, and lower dispensing fees than are typically available through retail pharmacies. In addition, the Company's control over the dispensing process permits it to ensure that formulary compliance programs are followed, to perform DUR on each prescription and to reduce the potential for submission of fraudulent, incorrect or ineligible claims. Plan sponsors also benefit from the drug utilization review capabilities of the Company's management information system, which assist in preventing potential abuse by plan participants and help identify areas to be targeted for further cost reductions.

    The Company's mail service pharmacy is located in approximately 38,000 square feet of leased space in Richardson, Texas and currently dispenses approximately 15,000 prescriptions per week.

The mail service dispensing process is highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To ensure accurate dispensing of prescriptions, the mail service system is equipped with automated quality control features, and each prescription is inspected by a registered pharmacist.

    HEALTH BENEFIT MANAGEMENT. The Company's HBM services include disease management, recommendation of clinical guidelines, patient and physician profiling, case finding and compliance and outcomes measurement. By analyzing patients' medical and pharmacy claim patterns, the Company can assist payors and health care providers in the early identification of patients whose care might be improved through additional or alternative treatment or medication.

    The Company's disease management programs incorporate clinical protocols based on specific medical treatments and "best treatment practices" from the medical community. These protocols are represented as a series of algorithms or rules contained in the Company's decision support systems. These algorithms are updated continually by the Company based upon changes in nationally recognized best treatment practices, clinical experience and review of current medical literature.

    In January 1997, the Company announced a multi-year distribution, licensing and development agreement with National Health. Under the agreement, the Company will work with National Health to jointly develop fully integrated personal care management products for the managed care marketplace. In addition, the Company will license and distribute personal health management services from National Health's Call Center Services division, allowing the Company to expand its health benefit management product offering immediately. With National Health, the Company's primary focus was selecting a strategic partner in the development of technology and information products and services designed to improve health and promote wellness. With over 700 clients nationwide, National Health provides Medical Call Center-based products and services to help improve consumer use of and satisfaction with health care resources.

    DECISION SUPPORT SYSTEMS. In connection with the monitoring, analysis and evaluation of drug utilization for its PBM customers and following years of development, the Company introduced proprietary decision support systems. One of the Company's proprietary decision support systems, ApotheQuery-Registered Trademark-, enables the Company to identify cost-saving opportunities arising from the possible overuse or inappropriate use of drugs, the use of high cost drugs and the use of drugs not on the formulary. The Company's decision support systems have been developed using commercially available technology and are not protected by any patents. The Company protects its decision support systems through physical security measures as well as access security procedures.

    In 1994, the Company began to integrate its customers' pharmacy claims with applicable medical and laboratory claims and patient survey data, when available. This integrated health care database complements the capabilities of ApotheQuery-Registered Trademark- by including data points for diagnosis and treatment codes. This allows the Company and its customers to identify problem areas for the health plan and implement timely clinical solutions. It further enhances the Company's ability to complete meaningful outcomes studies and to develop disease management programs.

STRATEGIC ALLIANCES

    The Company has successfully established strategic relationships with certain large pharmaceutical manufacturers and major customers. In its strategic relationships with drug manufacturers, the Company strives to create collaborative relationships whereby the Company provides the manufacturers with products and services that permit the manufacturers to benefit from the Company's expertise in disease management and pharmacy and medical claims data analysis, while the Company and its clients benefit from the marketing and financial resources of the manufacturers. Through this type of relationship, the Company licenses selected disease management programs to the manufacturers and provides other related services. In its strategic relationships with certain major customers, certain customers have assumed equity positions in the Company, which fosters the development of long-term strategic alliances. This arrangement allows for increased information flow between the Company and customers to facilitate the progressive development of solutions to meet the customers' unique PBM and HBM service needs.

SALES, MARKETING AND CUSTOMER SERVICE

    The Company markets and sells its services through a direct sales force consisting of four national sales and marketing representatives located in Baltimore, Cleveland, Scottsdale and Irving. Sales and marketing representatives are supported by a staff of customer service representatives in the Company's facilities located in the Baltimore and Dallas areas. The Company's proposal development group and marketing staff also work closely with the sales representatives. The typical sales cycle takes approximately six to nine months.

COMPETITION

    The Company competes with a number of larger, national companies, including Caremark International Inc. (a subsidiary of MedPartners, Inc.), Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham Corporation), Express Scripts, Inc. (an affiliate of NYLIFE HealthCare Management, Inc.), Merck Medco Managed Care, Inc., (a subsidiary of Merck & Co., Inc.), PCS Health Systems, Inc. (a subsidiary of Eli Lilly & Company), and Value Health, Inc. (which recently announced it would be acquired by Columbia/HCA Healthcare Corporation). These competitors are significantly larger than the Company and possess greater financial, marketing and other resources than the Company. To the extent that competitors are owned by pharmaceutical manufacturers, they may have pricing advantages that are unavailable to the Company and other independent PBMs.

    The Company believes that the primary competitive factors in the PBM and HBM industries include: independence from drug manufacturers and payors; the quality, scope and costs of products and services offered to insurance companies, HMOs, employers and other sponsors of health benefit plans and plan participants; responsiveness to customers' demands; the ability to negotiate favorable rebate and volume discounts from drug manufacturers; the ability to identify and apply effective cost containment programs utilizing clinical strategies; the ability to develop formularies; the ability to market PBM and HBM services to health benefit plan sponsors; a strong managed care customer base which supports the development of HBM products and services; and the commitment to providing flexible, clinically oriented services to customers. The Company believes that its larger competitors offer comprehensive PBM services and some form of HBM services. The Company considers its principal competitive advantages to be its independence from drug manufacturers and payors, strong managed care customer base which supports the development of HBM services, and commitment to providing flexible, clinically oriented services to its customers.

LIABILITY INSURANCE

    Certain aspects of the Company's operations, including the dispensing of pharmaceuticals, may subject the Company to claims for personal injuries, including those resulting from dispensing errors, package tampering and product defects. The Company carries the types of insurance customary in its industry, including professional liability and general and product liability insurance. The Company believes that its insurance protection is adequate for its present business operations. Although pharmacies in general have not, as yet, experienced any unusual difficulty in obtaining insurance at an affordable cost, there can be no assurance that the Company will be able to maintain its coverage at acceptable costs in the future or, if it does, that the amount of such coverage would be sufficient to cover all potential claims.

GOVERNMENT REGULATION

    Various aspects of the Company's businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement for the Company. The Company believes that it is in substantial compliance with all existing legal requirements material to the operation of its business.

    Certain federal and related state laws and regulations affect aspects of the Company's PBM business. Among these are the following:

    FDA REGULATION. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In October 1995, the FDA held hearings to determine whether and to what extent the activities of PBM companies should be subject to FDA regulation. At this hearing, FDA officials expressed concern about the efforts of PBMs that are owned by drug manufacturers to engage in therapeutic switching programs and about the criteria used by such PBMs that govern the inclusion and exclusion of particular drugs in formularies. Although the FDA has not published any proposed rules to date on the regulation of PBMs, there can be no assurance that the FDA will not seek to increase regulation pertaining to the PBM industry, including with respect to companies that are not owned by drug manufacturers.

    ANTI-REMUNERATION LAWS. Medicare and Medicaid law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors", any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid or other federally-funded health care programs. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. Further, the Clinton administration has proposed that anti-remuneration laws also be applied to services for which Medicare or Medicaid payments are not made.

State anti-remuneration laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs. The courts in several recent cases have ruled that contracts that violate anti-remuneration laws are voidable.

    The federal statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the Department of Health and Human Services ("HHS"), and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable statutory exception or safe harbor, a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacists in connection with such programs.

    To the Company's knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic substitution programs conducted by independent PBMs, or to the contractual relationships such as those the Company has with certain of its customers. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, and the Company believes that there are material differences between drug-switching programs that have been challenged under these laws and the programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws and regulations, or that any such challenge would not have a material adverse effect upon the Company.

    OIG STUDY. The OIG Office of Evaluation and Inspections (which is not responsible for investigations of potential violations of anti-remuneration laws, but which seeks to improve the effectiveness and efficiency of HHS programs) issued a report on PBM arrangements on April 15, 1997. The report was based primarily on a nationwide survey of HMOs that use PBMs, and examined the benefits of, and concerns raised by, the HMOs' relationships with PBMs.

    The report identified two major concerns: (1) the potential for bias resulting from alliances of PBMs and drug manufacturers and (2) the lack of oversight by HMOs regarding the performance of PBMs in delivering quality services to beneficiaries. The report makes two main recommendations. First, the Health Care Financing Administration (HCFA) and state Medicaid programs should include stronger oversight provisions in their risk contracts with HMOs by requiring HMOs to review the performance of the PBMs with which they contract. Second, HCFA, FDA and the Health Resources and Services Administration (HRSA), working with outside organizations, should develop quality measures for pharmacy practices that can be used in managed care settings.

    While the named agencies generally concurred with the report's conclusions, as of yet they have not taken any formal actions with respect to the report. The Company intends to closely monitor whether any such actions are taken and whether such actions would have any impact on its business.

    ERISA REGULATION. The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which the Company has agreements to provide PBM services. There can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of the Company's operations.

    CONSUMER PROTECTION LAWS. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with 17 states on October 25, 1995, Merck Medco Managed Care, Inc. ("Medco"), the PBM subsidiary of pharmaceutical manufacturer Merck & Co., agreed to require pharmacists affiliated with Medco mail service pharmacies to disclose to physicians and patients the financial relationships between Merck & Co., Medco and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. The Company believes that its contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, no assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

    NETWORK ACCESS LEGISLATION. A majority of states have adopted some form of legislation affecting the ability of the Company to limit access to pharmacy provider networks or from removing network providers. Such legislation may require the Company or its customers to admit any retail pharmacy willing to meet the plan's price and other terms for network participation; this legislation is sometimes referred to as "any willing provider" legislation. The Company has not been materially affected by these statutes because it administers a large network of over 50,000 retail pharmacies and will admit any licensed pharmacy that meets the Company's credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

    LEGISLATION IMPOSING PLAN DESIGN RESTRICTIONS. Some states have legislation that prohibits the plan sponsor from implementing certain restrictive design features. For example, some states provide that members of the plan may not be required to use network providers, but must also be provided with benefits even if they choose to use non-network providers; this legislation is sometimes referred to as "freedom of choice" legislation. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers such as HMOs and insurers. If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

    LICENSURE LAWS. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. The Company has registered under such laws in those states in which the Company has concluded, after discussion with the appropriate state agency, that such registration is required.

    LEGISLATION AFFECTING DRUG PRICES. In the past, some states have adopted legislation providing that a pharmacy participating in the state's Medicaid program must give the state the best price that the pharmacy makes available to any third party plan; this legislation is sometimes referred to as "most favored nation" legislation. Such legislation, if enacted in any state, may adversely affect the Company's ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives.

    REGULATION OF FINANCIAL RISK PLANS. Fee-for-service prescription drug plans are not generally subject to financial regulation by the states. However, if the PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for the Company.

    MAIL PHARMACY REGULATION. The Company's mail service pharmacy is located in Richardson, Texas and the Company is licensed to do business as a pharmacy in Texas. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located. The Company has registered in every state in which, to the Company's knowledge, such registration is required. In addition, various pharmacy associations and boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company, the Company would be required to comply with them.

    Other statutes and regulations impact the Company's mail service operations. The Health Care Financing Administration requires mail order pharmacies to provide toll-free numbers for patient counseling of Medicaid recipients residing out of state. Congressionally mandated goals to provide useful information on prescription drugs to the American consumer may involve participation by mail order pharmacies in assisting in the dissemination of such information. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on the Company's mail service operations. The U.S. Postal Service has exercised such statutory authority only with respect to controlled substances. Alternative means of delivery are available to the Company.

EMPLOYEES

    As of May 31, 1997, the Company had 336 employees. None of the employees are represented by a labor union. In the opinion of management, the Company's relationship with its employees is good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding the Company's financial position, the Company's business strategy and the plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors", as well as elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

RISK FACTORS

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; LENGTHY SALES CYCLE;
FUTURE RESULTS UNCERTAIN. The Company has experienced and may in the future experience significant fluctuations in revenue and operating results from quarter to quarter and from year to year due to a combination of factors, including: demand for the Company's services; the size, timing of contract signings and recognition of revenues from significant customer additions and losses; increased competition; the Company's success in, and expense associated with, developing and introducing new services; the availability of rebates from pharmaceutical manufacturers; the length of the Company's sales cycles; the Company's ability to increase staff to meet demand; economic conditions generally or in specific industry segments; and other factors outside of the control of the Company. As a result of all of these factors, there can be no assurance that the Company will be profitable on a quarterly or annual basis. Due to the foregoing, it is possible that the Company's operating results in some future quarters will be below analysts' expectations, which in turn could adversely affect the Company's stock price.

    GROWTH OF HBM SERVICES. The Company is presently expending significant resources to develop and expand its HBM services, and the Company anticipates that it will continue to expend significant resources in the foreseeable future. The Company historically has experienced expense increases when introducing new services. In addition, the Company's strategy for expanding its HBM services entails the acquisition of HBM services providers, or other transactions with such providers to acquire HBM services capabilities. Because the HBM services market is in an emerging stage, there can be no assurance that the Company will be able to consummate such acquisitions or other transactions. Moreover, there can be no assurance that HBM services developed or acquired by the Company will be profitable or that the demand for such services will exist in the future. See "-Risk of Acquisitions."

    MANAGEMENT OF GROWTH. The Company's business has grown rapidly in the last three years, with total revenues increasing approximately 618% from $35.0 million in fiscal year 1994 to $251.6 million in fiscal year 1997. The Company's recent expansion has resulted in substantial growth in the number of its employees (from 117 at March 31, 1994 to 336 at May 31, 1997), the scope of its operating and financial systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if such growth continues will increasingly place, a significant strain on the Company's management and operations. Accordingly, the Company's future operating results will depend on the ability of its officers and other key employees to continue implementing and improving its operations, customer support and financial control systems, and to effectively expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully or provide the necessary management resources to successfully manage its business, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON CERTAIN KEY CUSTOMERS. The Company depends on a limited number of large customers for a significant portion of its consolidated revenues. During fiscal year 1997, the Company's two largest customers, Arkansas Blue Cross & Blue Shield ("Arkansas BCBS") and the State of Oklahoma, accounted for approximately 18% and 14%, respectively, of the Company's consolidated revenues. During this period, the Company's five largest customers accounted for approximately 55% of the Company's revenues. Loss of the Company's accounts with Arkansas BCBS or the State of Oklahoma, or of any other customers which account for a substantial portion of the Company's business, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Customers."

    POTENTIAL DECLINE IN REBATE REVENUE.  Approximately 20% of the
Company's consolidated revenues is attributable to arrangements with drug manufacturers relating to volume-based rebate payments as well as fees charged for other products and services. The loss of the Company's account with any of the major drug manufacturers under such arrangements or the failure of the Company to meet certain conditions under such arrangements could have a material adverse effect upon the Company's business, operating results and financial condition. Over the next few years as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered rebates on their drugs. In addition, the Company is unable to predict the effect on rebate arrangements that might result if the recent trend of consolidations and alliances in the drug and managed care industry continues, particularly between pharmaceutical manufacturers and PBMs, or that might result from an adverse outcome in the lawsuits filed by retail pharmacies against drug manufacturers and PBMs. The Company provides rebate contracting services for approximately two million lives on behalf of other PBMs. If these other PBMs choose to perform these services for themselves or seek alternative suppliers, the Company's revenues with respect to rebate contracting services would decline which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the PBMs for whom the Company provides rebate contracting services will not soon seek alternative suppliers or acquire the capabilities to perform these services for themselves.

    CONSOLIDATION AMONG CUSTOMERS. Over the past several years, insurance companies, HMOs and managed care companies have experienced significant consolidation. The Company's managed care customers have been and may continue to be subject to consolidation pressures. Although the Company may benefit from certain consolidations in the industry, there can be no assurance that additional customers will not be lost as a result of acquisitions and no assurance that such activity will not have a material adverse effect upon the Company's business, operating results and financial condition. Consolidation, strategic alliances and in general continued intense competition in the PBM industry have resulted in the past, and may result in the future, in the loss of certain of the Company's customers. There can be no assurance that new and renewal contracts will offset the revenues lost from customers electing not to renew their contracts with the Company. The Company's contracts with its customers typically provide for three-year terms, with automatic 12-month renewals thereafter unless terminated by either party to any given contract upon written notice delivered prior to the annual renewal date. See "-Dependence on Certain Key Customers" and "Business-Competition."

    COMPETITION.  The PBM industry has become very competitive. The
Company's competitors include large, profitable and well established companies with substantially greater financial, marketing and other resources than the Company. Several competitors in the PBM business are owned by pharmaceutical manufacturers and may possess purchasing and other advantages over the Company by virtue of such ownership. Price competition in the PBM market has increased and has resulted in reduced margins for many PBMs, including the Company. The Company believes that the primary competitive factors include: independence from drug manufacturers and payors; the quality, scope and costs of products and services offered to insurance companies, HMOs, employers and other sponsors of health benefit plans ("plan sponsors" or "customers") and plan participants; responsiveness to customers' demands; the ability to negotiate favorable rebates and volume discounts from drug manufacturers; the ability to identify and apply effective cost containment programs utilizing clinical strategies; the ability to develop formularies; the ability to market PBM and HBM services to health benefit plan sponsors; a strong managed care customer base which supports the development of HBM products and services; and the commitment to providing flexible, clinically oriented services to customers. There can be no assurance that the Company will continue to remain competitive with respect to the foregoing factors or successfully market integrated PBM or HBM services to new customers. There can be no assurance that consolidation and alliances within the PBM industry will not adversely impact the operations and prospects for independent PBMs such as the Company. See "Business-Competition."

    RISK OF ACQUISITIONS. Part of the Company's strategy for growth includes acquisitions of complementary services, technologies or businesses that could allow the Company to offer a set of integrated services, in addition to PBM services, to better serve the needs of health benefit plan sponsors. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of services, technologies or businesses and management's ability to effectively integrate and operate the acquired services, technologies or businesses. There is significant competition for acquisition opportunities in the PBM and HBM industries. The Company may compete for acquisition opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or integrating any such services, technologies or businesses or once acquired, that the Company will be successful in selling or integrating such services, technologies or businesses.

    DEPENDENCE ON KEY MANAGEMENT. The Company believes that its continued success will depend to a significant extent upon the continued services of its senior management, in particular David D. Halbert, Chairman of the Board, Chief Executive Officer and President of the Company. The loss of the services of Mr. D. Halbert or other persons in senior management could have a material adverse effect on the Company's business. The Company maintains a key-person life insurance policy on Mr. D. Halbert.

    INTANGIBLE ASSETS.  At March 31, 1997, approximately $12.7 million, or
12% of the Company's total assets consisted of intangible assets. These intangible assets are being amortized over a period of 40 years. In the event of any sale or liquidation of the Company, there can be no assurance that the value of such intangible assets will be realized. In addition, any significant decrease in the value of such intangible assets could have a material adverse effect on the Company's business, operating results and financial condition. See Note 2 of Notes to Consolidated Financial Statements.

    GOVERNMENT REGULATION. The PBM industry is subject to extensive federal and state laws and regulations, and compliance with such laws and regulations imposes significant operational requirements for the Company. The regulatory requirements with which the Company must comply in conducting its business vary from state to state. Management believes that the Company is in substantial compliance with all existing statutes and regulations material to the operation of its business. The impact of future legislation and regulatory changes on the Company's business cannot be predicted, and there can be no assurance that the Company will be able to obtain or maintain the regulatory approvals required to operate its business. From time to time, retail pharmacists have expressed opposition to mail order pharmacies. Retail pharmacies, state pharmacy associations or state board of pharmacies in some states have attempted to secure the enactment or promulgation of statutes or regulations that could have the effect of hindering or in some cases prohibiting the delivery of prescription drugs into such state by a mail service pharmacy. The Company is also aware of a Federal Trade Commission investigation relating to the acquisition of companies in the PBM industry, although the Company is not, to its knowledge, the subject of any such investigation. There can be no assurance that such legislation or regulation, if subsequently adopted, or investigation, if commenced, would not have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Government Regulation."

    DEVELOPMENTS IN THE HEALTH CARE INDUSTRY. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations.
The Company's services are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. The Company believes that the commercial value and appeal of its services may be adversely affected if the current health care financing and reimbursement system were to be materially changed. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the United States health care system are currently under consideration by Congress. These proposals may increase governmental involvement in health care and otherwise change the operating environment for the Company's customers. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in cost containment tools and related technology such as the Company's services. The Company cannot predict what effect, if any, such factors might have on its business, operating results and financial condition. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's services. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, operating results and financial condition. Other legislative or market-driver reforms could have unpredictable effects on the Company's business, operating results and financial condition. See "Business-Government Regulation."

    PROFESSIONAL AND GENERAL LIABILITY INSURANCE. Various aspects of the Company's business, including the dispensing of pharmaceutical products, may subject it to litigation and liability for damages. While the Company maintains and intends to maintain professional and general liability insurance coverage, there can be no assurance that the Company will be able to maintain such insurance in the future or that such insurance will be available on acceptable terms or will be adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business, operating results and financial condition. See "Business-Liability Insurance."

    TAX RISKS ASSOCIATED WITH THE MERGER. Immediately prior to the Offering, AHC was merged (the "Merger") with and into the Company. Although the Merger was structured as a tax free event, if the Company were to be audited, there can be no assurance that the Internal Revenue Service would not successfully challenge the tax free treatment, which could have a material adverse effect upon the Company's business, operating results and financial condition.

    CONTROL BY EXISTING STOCKHOLDERS.  Officers and directors of the
Company and their affiliates own beneficially approximately 37.0% of the Company's outstanding Common Stock. As a result, these stockholders may have the ability to control the Company and influence its affairs and the conduct of its business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in approximately 8,000 square feet of leased space in Irving, Texas. This lease expires November 30, 1997. The Company's clinical division is located in approximately 18,260 square feet of leased space in Hunt Valley, Maryland. This lease expires March 31, 1999 with an option to renew for an additional five-year term. The Company's data services division is located in approximately 23,000 square feet of leased space in Dallas, Texas. This lease expires November 30, 1999. The Company's mail service pharmacy is located in approximately 38,000 square feet of leased space in Richardson, Texas. This lease expires May 31, 2001 and has a five-year fixed rate renewal option and an option to purchase at any time during the term of the lease. The Company has entered into negotiations to purchase this pharmacy building.

ITEM 3.  LEGAL PROCEEDING

    The Company is party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings now pending are not, in the Company's opinion, material either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On October 8, 1996 the Company sold 2,397,067 shares of its Common
Stock at $9.00 per share in an initial public offering. Prior to that time, there was no public market for the Company's Common Stock.

    The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol "ADVP". The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported by NASDAQ.

               Fiscal Year 1997              High           Low
               ----------------              ----           ---
               First Quarter                 N/A            N/A
               Second Quarter                N/A            N/A
               Third Quarter                 $20 3/4        $7 3/4
               Fourth Quarter                $25 1/4        $12 7/8

      The Company's Common Stock was held by 122 stockholders of record as of May 30, 1997. The Company estimates that its shares were held by approximately 4,100 beneficial stockholders.

    The Company intends to retain its earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein. The selected consolidated financial data of the Company as of and for each of the years in the five-year period ended March 31, 1997, have been derived from the Consolidated Financial Statements that have been audited by Arthur Andersen LLP, independent public accountants.


                                                                              Year Ended March 31,
                                                ----------------------------------------------------------------------------------
                                                  1993             1994             1995             1996             1997
                                                  ----             ----             ----             ----             ----
                                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                     $11,867              $34,970         $91,306      $125,333           $251,562
  Cost of operations:
    Cost of revenues.....................       11,196               32,612          85,532       117,788            240,810
    Selling, general and
       administrative expenses...........        1,091                2,330           4,963         6,158              7,309
                                              --------             --------        --------      --------            -------
       Total cost of operations..........       12,287               34,942          90,495       123,946            248,119
                                              --------             --------        --------      --------            -------
  Operating income (loss).................        (420)                  28             811         1,387              3,443
  Interest income.........................       --                   --                 91           366              1,560
  Interest expense........................         (26)                (423)           (878)         (716)              (379)
  Provision for  income taxes.............       --                   --              --            --                (1,486)
                                              --------             --------        --------      --------            -------
  Net income (loss).......................     $  (446)             $  (395)        $    24      $  1,037             $3,138
                                              --------             --------        --------      --------            -------
                                              --------             --------        --------      --------            -------
  Pro forma: (1)
    Net income per share.................                                                        $    .25             $  .39
    Weighted average shares
         outstanding......................                                                          7,037              8,718
  Historical:
    Net income (loss) per share..........      $  (.08)             $  (.07)        $ --         $    .17             $  .38
    Weighted average shares
      outstanding........................        5,625                5,625           6,200         6,200              8,300



                                                                               March 31,
                                                 --------------------------------------------------------------------------------
                                                   1993             1994             1995             1996             1997
                                                   ----             ----             ----             ----             ----
                                                                               (In thousands)
BALANCE SHEET DATA:
  Working capital.........................      $ (465)           $   769          $  (453)       $   316            $24,864
  Total assets............................       1,761             29,152           37,288         58,905            107,473
  Long-term debt to related
    parties...............................          --              6,928            7,000          7,000                 --
  Redeemable preferred stock..............          --             10,256           11,076         11,896                 --
  Stockholders' equity (deficit)..........          (9)              (936)          (1,732)        (1,498)            42,528



                                                                                    Year Ended March 31,
                                                 --------------------------------------------------------------------------------
                                                                    1994             1995             1996             1997
                                                                    ----             ----             ----             ----
                                                                                         (In thousands)
SUPPLEMENTAL DATA: (2)
  Pharmacy network claims
    processed..............................                          816            1,527            9,375            26,579
  Mail pharmacy prescriptions
    filled.................................                          228              383              536               677
  Estimated health plan
    members (at period end)................                        3,745            5,208            9,040            10,200


---------------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.
(2) This data has not been audited and is unavailable for fiscal year 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Advance Paradigm, Inc. is a leading independent provider of PBM services to health benefit plan sponsors, with over ten million health plan members enrolled in the Company's programs. The Company's primary focus is on the delivery of cost-effective, high quality, integrated PBM services. In addition, the Company has developed and is expanding its clinical expertise and disease management services to meet the specialized needs of its plan members, particularly those requiring costly, long-term and recurring therapies.

    The Company has historically generated revenues from a number of sources including its mail pharmacy, its retail pharmacy network and claims adjudication services and its clinical services. In addition, during the fiscal year ended March 31, 1996, the Company began to generate revenues from its newly developed HBM services.

    The Company derives mail pharmacy revenues from the sale of pharmaceuticals to members of health benefit plans sponsored by the Company's customers. These revenues include ingredient costs plus a dispensing fee. In 1992, the Company established a retail pharmacy network which currently consists of over 50,000 retail pharmacies nationwide, and began to provide on-line claims adjudication services. The Company records administrative fees as revenues derived from claims adjudication services, and includes as revenues the ingredient costs of the pharmaceuticals dispensed through its network. In 1993, the Company acquired Advance Clinical, formerly Paradigm Pharmacy Management, Inc., a subsidiary of BCBS of Maryland, and began to offer clinical services to its customers. The Company's clinical services revenues have historically been derived primarily from direct rebate and volume discounts from pharmaceutical manufacturers. Cost of revenues includes product costs and other direct costs associated with the dispensing of prescription drugs through the mail pharmacy, retail pharmacy network and claims adjudication services and clinical services.

    The acquisition of Advance Clinical has provided the Company with access to large managed care organizations which created an opportunity for the Company to cross-sell its mail and claims processing services. In addition, the Company has continued to add additional managed care accounts. In order to accommodate the large volume and complex reporting requirements of its managed care customers, the Company acquired a highly sophisticated, state-of-the-art claims processing system, which management believes will accommodate volume levels significantly higher than those currently maintained by the Company.

    In response to the growing demand among payors for comprehensive disease management programs, the Company recently established its HBM services. The Company has developed a comprehensive health care database, integrating its customers' pharmacy claims with applicable medical and laboratory claims data, in order to perform meaningful outcomes studies to develop disease management programs. These programs have served as an additional source of revenue for the Company in the years ended March 31,1996 and 1997, and management believes that the Company will be able to cross-sell these and other services to its existing customers.

    As a result of its competitive environment, the Company is continuously susceptible to margin pressures. In recent years, competing PBM providers owned by large pharmaceutical manufacturers began aggressively pricing their products and services. This aggressive pricing resulted in reduced margins for the Company's traditional PBM services. While the environment for the provision of traditional services remains competitive, margins realized for the provision of these services have stabilized in recent quarters.

    Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.

                                                  Year Ended March 31,
                                       ----------------------------------------
                                            1995          1996          1997
                                            ----          ----          ----
STATEMENT OF OPERATIONS DATA:
  Revenues. . . . . . . . . . . . . .      100.0%       100.0%         100.0%
  Cost of operations:
    Cost of revenues. . . . . . . . .       93.7         94.0           95.7
    Selling, general and
      administrative expenses . . . .        5.4          4.9            2.9
                                           -----        -----          -----
         Total cost of operations . .       99.1         98.9           98.6
                                           -----        -----          -----
  Operating income. . . . . . . . . .        0.9          1.1            1.4
  Interest income (expense), net            (0.9)        (0.3)           0.4
  Provision for income taxes. . . . .        --            --            0.6
                                           -----        -----          -----
  Net income. . . . . . . . . . . . .        0.0%         0.8%           1.2%
                                           -----        -----          -----
                                           -----        -----          -----


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    REVENUES. Revenues for the year ended March 31, 1997 ("fiscal year 1997") increased by $126.2 million, or 101%, compared to revenues for the fiscal year ended March 31, 1996 ("fiscal year 1996"). Approximately 80% of the increase in revenues was attributable to a 183% increase in the number of pharmacy claims processed during the fiscal year. Approximately 13% of the increase was attributable to additional sales of the Company's mail pharmacy services. This increase in mail pharmacy revenue resulted from a 26% increase in the number of mail prescriptions dispensed. Approximately 7% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

    COST OF REVENUES. Cost of revenues for fiscal year 1997 increased by $123.0 million, or 104%, compared to the prior fiscal year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues increased from 94% in fiscal year 1996 to 96% in fiscal year 1997. This increase resulted primarily from the increase in the Company's claims processing revenues generated by new customers utilizing the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal year 1997 increased by $1.2 million, or 19%, compared to fiscal year 1996. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from

5% in fiscal year 1996 to 3% in fiscal year 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for fiscal year 1997 increased $1.5 million compared to fiscal year 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high grade commercial paper. In addition, the Company's cash balance in fiscal year 1997 included the $10 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.1 million proceeds from the October 1996 initial public offering. A portion of the proceeds were used to retire the note payable to Whitney Subordinated Debt Fund, L.P., an affiliate of J.H. Whitney & Co., the largest stockholder of the Company (the "Whitney Note") and, as a result, interest expense decreased $337,000.

    INCOME TAXES. The Company had income tax loss carryforwards available to offset income generated for fiscal year 1996 and, as a result, incurred no federal income tax expense. For fiscal year 1997 the Company recorded income tax expense of $1.5 million resulting from fully utilizing its remaining net operating loss carryforwards in fiscal year 1997.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    REVENUES. Revenues for fiscal year 1996 increased by $34.0 million, or 37%, compared to revenues for the fiscal year ended March 31, 1995 ("fiscal year 1995"). Approximately 39% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 40% increase in the number of mail prescriptions dispensed. Approximately 40% of the increase in revenues was attributable to a six-fold increase in the number of pharmacy claims processed during the fiscal year. Approximately 21% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

    COST OF REVENUES. Cost of revenues for fiscal year 1996 increased by $32.3 million, or 38%, compared to the prior fiscal year. This increase was attributable primarily to the expanded volume in the Company's mail pharmacy and the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues remained relatively constant at approximately 94% for both fiscal year periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal year 1996 increased by $1.2 million, or 24%, compared to fiscal year 1995. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. As a percentage of revenues, selling, general and administrative expenses remained relatively constant at approximately 5% for both fiscal year periods.

    INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for fiscal year 1996 declined by $437,000, or 56%, compared to fiscal year 1995. The decline resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds.

    INCOME TAXES (BENEFITS). The Company had income tax loss carryforwards as of March 31, 1996 of approximately $1.9 million, and as a result, incurred no federal income tax expense.

SELECTED QUARTERLY FINANCIAL RESULTS

    The following table represents unaudited selected quarterly statement of operations data for each of the quarters indicated and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data. The Company has experienced fluctuations in revenue and operating results from quarter to quarter and from year to year due to a combination of factors, including demand for the Company's services and the size, timing of contract signings and recognition of revenues from significant customer additions and losses. Future quarterly results may fluctuate, depending on these and other factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for any future quarters.


                                                            Three Months Ended
                                       -----------------------------------------------------------------------
                                            Mar. 31        June 30      Sept. 30        Dec. 31         Mar. 31
                                             1996            1996         1996           1996            1997
                                             ----            ----         ----           ----            ----
                                                                 (In thousands)

STATEMENT OF OPERATIONS DATA:
  Revenues                                $37,313        $49,809        $58,019        $70,025        $73,709
  Cost of operations:
    Cost of revenues                       34,986         47,454         55,540         67,186         70,630
    Selling, general and adminis-
      trative expenses                      1,719          1,714          1,781          1,890          1,924
                                          -------        -------        -------        -------        -------
       Total cost of operations            36,705         49,168         57,321         69,076         72,554
                                          -------        -------        -------        -------        -------
  Operating income                            608            641            698            949          1,155
  Interest income, net of expense               7             28            120            467            566
  Net income before taxes                 $   615        $   669           $818         $1,416         $1,721
                                          -------        -------        -------        -------        -------
                                          -------        -------        -------        -------        -------

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997 the Company had working capital of $24.9 million. The increase in working capital at March 31, 1997 as compared to March 31, 1996 resulted primarily from two equity offerings completed in fiscal year 1997. In June 1996, the Company received $10.0 million from the sale of its Series B Preferred Stock in a private placement. In October 1996, the Company completed an initial public offering of its Common Stock. The Company received net proceeds of approximately $19.1 million, after deducting underwriting discount and expenses. The Company used $7.0 million to repay the Whitney Note, and the balance of the funds were invested in money market funds and high-grade commercial paper.

    The Company's net cash provided by operating activities was $3.7 million, $15.7 million and $15.4 million for the years ended March 31, 1995, 1996 and 1997, respectively. The significant increases in net cash provided by operating activities were due primarily to the timing of receivables and payables resulting from the Company's continued growth. Cash used in investing activities was $2.2 million, $1.6 million and $2.9 million for the years ended March 31, 1995, 1996 and 1997, respectively. Cash used in investing activities was used for purchases of property, plant and equipment associated with growth and expansion of the Company's facilities. For the year ended March 31, 1997, the Company received $10.0 million from the sale of its Series B Preferred Stock and approximately $19.1 million from the sale of Common Stock. Of the proceeds from the sale of Common Stock, $7.0 million was used to retire debt.

    During fiscal year 1997, the Company's continued growth resulted in net cash provided by operating activities of $15.4 million. Historically, the Company has been able to fund its operations and continued growth through cash from operations. During fiscal year 1997, the Company's operating cash flow funded its capital expenditures of $2.9 million, and its short-term excess cash was invested in money market funds and high grade commercial paper. The Company anticipates its capital expenditures of approximately $6 million for the year ending March 31, 1998 will primarily consist of additional enhancements to the Company's claim processing systems, and further automation of the Company's mail service facility. In addition, the Company has the opportunity to purchase its mail service building which has previously been leased under a long-term arrangement. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months; however, the Company expects that additional funds may be required in the future to successfully continue its expansion and acquisition plans. The Company may be required to raise additional funds through sales of its equity or debt securities or seek financing from financial institutions. Currently, the Company has no borrowings from financial institutions, and none of its assets are pledged as collateral. There can be no assurance, however, that credit financing will be available on terms that are favorable to the Company or, if obtained, will be sufficient for the Company's expansion needs.

RECENT PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company has adopted the provisions of SFAS 123 with respect to options granted to employees through disclosure only, effective with the Company's fiscal year ending March 31, 1997. SFAS 123 also requires that all stock and warrants issued to nonemployees be accounted for based upon the fair value of the consideration received or the fair value of the equity instruments issued. During fiscal years 1996 and 1997, the Company agreed to issue warrants to purchase shares of its Common Stock to two customers contingent upon future expansion of member lives. As of March 31, 1997, no stock was issued and no warrants were earned under the agreements. In management's opinion, the fair value of the warrants at the date of the agreements was not material and therefore had no material impact on the Company's financial position or results of operations.

    In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997, with early application prohibited. The computation of fully diluted earnings per share under SFAS 128 will not be significantly different than the Company's historical earnings per share computation.

IMPACT OF INFLATION

    Changes in prices charged by manufacturers and wholesalers for pharmaceuticals dispensed by the Company affects its cost of revenues. Historically, the Company has been able to pass the effect of such price changes to its customers under the terms of its agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is found on pages F-1 through F-19 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days following the Company's fiscal year pursuant to Regulation 14A (the "Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be incorporated by reference from the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be incorporated by reference from the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be incorporated by reference from the Proxy Statement.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.
    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.
    (c) Exhibits Required by Item 601 of S-K: See index to exhibits on pages 22-24.

Exhibits and Financial Statement Schedules


EXHIBIT NO.   EXHIBITS
-----------   --------

3.1*   ---    Amended and Restated Certificate of Incorporation of the Company.

3.2*   ---    Amended and Restated Bylaws of the Company.

3.3*   ---    Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.4*   ---    Certificate of Amendment to the Certificate of Incorporation of
              Advance Pharmacy Services, Inc.

3.5*   ---    Certificate of Correction to the Certificate of Amendment to the
              Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.6*   ---    Certificate of Amendment to the Certificate of Incorporation of
              Advance Pharmacy Services, Inc.

3.7*   ---    Certificate of Amendment to the Certificate of Incorporation of
              Advance Paradigm, Inc.

3.8*   ---    Certificate of Correction to the Amendment to the Certificate of
              Incorporation of Advance Paradigm, Inc.

3.9*   ---    Bylaws of Advance Pharmacy Services, Inc.

4.1**  ---    Specimen Certificate for shares of Common Stock, $0.01 par value, of the Company.

4.2*   ---    Preferred Stock Purchase Agreement dated as of August 4, 1993, among the Company and Canaan LP, Canaan Offshore, Stephen L.
              Green, Jeffrey R. Jay, Quai Ltd., J.H. Whitney, and Whitney Fund.

4.3*   ---    Amendment No. 1 to Preferred Stock Purchase Agreement dated as of
              December 7, 1993, by and among Advance Data and the Purchasers.

4.4*   ---    Amendment No. 2 to Preferred Stock Purchase Agreement dated as of
              December 8, 1993, by and among APS, the Purchasers and Whitney
              Debt Fund.

4.5*   ---    Voting, Co-Sale and Right of First Refusal Agreement dated as of
              August 4, 1993, among the Company, Advance Health Care, David D.
              Halbert, Jon S. Halbert, Danny Phillips and the Purchasers.

4.6*   ---    Amendment No. 1 to Voting, Co-Sale and Right of First Refusal
              Agreement dated as of December 8, 1993, among the Company, Advance Health Care, David D. Halbert, Jon S. Halbert, Danny
              Phillips, the Purchasers and Whitney Debt Fund.

4.7*   ---    Note and Warrant Purchase Agreement dated December 8, 1993, between the Company and Whitney Debt Fund.

4.8*   ---    Promissory Note dated December 8, 1993, made by the Company payable to the order of Whitney Debt Fund in the original principal amount of $7,000,000.

EXHIBIT NO.   EXHIBITS
-----------   --------

4.9*   ---    Common Stock Purchase Warrant dated December 8, 1993, made by the
              Company in favor of Whitney Debt Fund.

4.10** ---    Termination Agreement dated as of October 8, 1996, among the
              Company, Advance Health Care, David D. Halbert, Jon S. Halbert,
              Danny Phillips, the Purchasers and Whitney Debt Fund.

4.11*  ---    Warrant for Purchase of Shares of Common Stock of the Company
              dated December 8, 1993, in favor of BCBS of Maryland.

4.12*  ---    Stock Purchase Agreement dated as of June 25, 1996, by and between the Company and BCBS of Texas.

4.13*  ---    Warrant Agreement dated as of November 25, 1995, by and between the Company and BCBS of Texas.

4.14** ---    Amended and Restated Incentive Stock Option Plan.

4.15*  ---    Incentive Stock Option Plan.

4.16*  ---    Warrant Agreement dated as of September 12, 1996, by and between the Company and VHA, Inc.

4.17*  ---    Form of Agreement and Plan of Merger.

10.1*  ---    Managed Pharmaceutical Agreement dated November 1, 1993, by and between Advance Data and the Mega Life & Health Insurance
              Company.

10.2*  ---    Nondisclosure/Noncompetition Agreement dated August 4, 1993, between the Company, Advance Data, Advance Mail and David D.
              Halbert.

10.3*  ---    Nondisclosure/Noncompetition Agreement dated August 4, 1993, between the Company, Advance Mail, Advance Data and Jon S.
              Halbert.

10.4*  ---    Nondisclosure/Noncompetition Agreement dated August 4, 1993, between the Company, Advance Mail, Advance Data and Danny
              Phillips.

10.5** ---    Employment Agreement effective as of December 1, 1996, by and between Advance Clinical (formerly ParadigM) and Joseph J.
              Filipek, Jr. and, for the limited purposes of Sections 3(d), 3(g) and 3(h) thereof, the Company.

10.6** ---    Employment Agreement effective as of December 1, 1996, by and between Advance Clinical (formerly ParadigM) and Robert L.
              Cinquegrana and, for the limited purposes of Sections 3(d), 3(g) and 3(h) thereof, the Company.

10.7** ---    Employment Agreement effective as of November 14, 1996, by and between the Company and John H. Sattler.

10.8** ---    Employment Agreement effective as of June 17, 1996, by and between the Company and Ernest Buys.

10.9*  ---    Employment Agreement effective as of February 15, 1996, by and between the Company and Alan T. Wright.

10.10* ---    Form of Health Benefit Management Services Agreement.

10.11* ---    Sublease dated May 2, 1996, between Lincoln National Life
              Insurance Company and Advance Data.

10.12* ---    Lease dated March 6, 1994, by and between Hill Management
              Services, Inc. and Advance Clinical (formerly ParadigM).

10.13* ---    Lease Agreement dated as of February 24, 1989, as amended
              November 30, 1992, and December __, 1992, by and between TRST Las
              Colinas, Inc. and Advance Health Care.

10.14* ---    Assignment, Assumption, Bill of Sale and Consent Agreement dated as of October 20, 1993, between Medco Containment Services, Inc., the Company and Trinity Properties, Ltd.

10.15* ---    Managed Pharmacy Benefit Services Agreement dated September 1,
              1995, between the Company and BCBS of Texas.

11**   ---    Statement regarding computation of per share earnings.

27**   ---    Financial Data Schedule.


---------------
* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).
**     Filed herewith.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on June 24, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                                      ADVANCE PARADIGM, INC.



                                                      By:  /s/ David D. Halbert
                                                           --------------------
                                                           David D. Halbert
                                                           Chairman of the
                                                           Board, President and
                                                           Chief Executive
                                                           Officer

       Each person whose signature appears below hereby authorizes David D. Halbert and Danny Phillips or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file amendments and/or supplements to the Annual Report on Form 10-K.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated.

     Signature                      Title                        Date
     ---------                      -----                        ----

/s/ David D. Halbert    Chairman of the Board, President        June 24, 1997
--------------------                                            -------
David D. Halbert        and Chief Executive Officer
                        (Principal Executive Officer)



/s/ Jon S. Halbert      Executive Vice President, Chief         June 24, 1997
--------------------                                            -------
Jon S. Halbert          Operating Officer and Director



/s/ T. Danny Phillips   Senior Vice President, Chief            June 24, 1997
--------------------                                            -------
T. Danny Phillips       Financial Officer, Secretary and
                        Treasurer (Principal Financial
                        and Accounting Officer)



/s/ Peter M. Castleman  Director                                June 24, 1997
--------------------                                            -------
Peter M. Castleman



/s/ Rogers K. Coleman   Director                                June 24, 1997
--------------------                                            -------
Rogers K. Coleman, M.D.

/s/ Stephen L. Green    Director                                June 24, 1997
--------------------                                            -------
Stephen L. Green



/s/ Jeffrey R. Jay      Director                                June 24, 1997
--------------------                                            -------
Jeffrey R. Jay, M.D.



/s/ Kenneth J. Linde    Director                                June 24, 1997
--------------------                                            -------
Kenneth J. Linde



/s/ Michael D. Ware     Director                                June 24, 1997
--------------------                                            -------
Michael D. Ware

                            INDEX TO FINANCIAL STATEMENTS

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES


Report of Independent Public Accountants..................................   F-2
Consolidated Balance Sheets--March 31, 1996 and 1997......................   F-3
Consolidated Statements of Operations for the Years Ended March 31,
   1995, 1996 and 1997....................................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the
   Years ended March 31, 1995, 1996 and 1997..............................   F-5
Consolidated Statements of Cash Flows for the Years Ended March 31,
   1995, 1996 and 1997....................................................   F-6
Notes to Consolidated Financial Statements................................   F-7
Report of Independent Public Accountants on Financial Statement Schedule..   S-1
Schedule II.  Valuation and Qualifying Accounts and Reserves for the
   years ended March 31, 1995, 1996 and 1997..............................   S-2

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advance Paradigm, Inc.:

    We have audited the accompanying consolidated balance sheets of Advance Paradigm, Inc. (a Delaware corporation formerly known as Advance Pharmacy Services, Inc.) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Paradigm, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                       /s/ ARTHUR ANDERSEN LLP

Dallas, Texas,
May 12, 1997

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                           March 31,
                                                      ------------------------
                                                        1996           1997
                                                        ----           ----
CURRENT ASSETS:
  Cash and cash equivalents                          $16,457,000  $ 51,086,000
  Accounts receivable, net of allowance for
    doubtful accounts of $130,000 and $142,000,
     respectively                                     23,078,000    35,343,000
  Inventories                                          1,598,000     1,859,000
  Prepaid expenses and other                             449,000       426,000
                                                     -----------   -----------
    Total current assets                              41,582,000    88,714,000
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $1,935,000
  and $3,292,000, respectively                         4,080,000     5,576,000
INTANGIBLE ASSETS, net of accumulated amortization
  of $808,000 and $1,154,000, respectively            13,045,000    12,699,000
OTHER ASSETS, net of accumulated amortization of
  $49,000 and $0, respectively                           198,000       484,000
                                                     -----------   -----------
    Total assets                                     $58,905,000  $107,473,000
                                                     -----------   -----------
                                                     -----------   -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                   $39,000,000  $ 59,782,000
  Accrued salaries and benefits                        1,283,000     1,991,000
  Income taxes payable                                    ----         712,000
  Other accrued expenses                                 934,000     1,365,000
  Current portion of other noncurrent liabilities         49,000        ----
                                                     -----------   -----------
    Total current liabilities                         41,266,000    63,850,000
NONCURRENT LIABILITIES:
  Long-term debt to related parties                    7,000,000        ----
  Deferred income taxes                                   ----         755,000
  Other noncurrent liabilities, less current
     portion                                             241,000       340,000
                                                     -----------   -----------
    Total liabilities                                 48,507,000    64,945,000
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  Series A cumulative convertible preferred stock,
    $.01 par value, 10,000 shares authorized,
    issued and outstanding at March 31, 1996,
    converted in October 1996                         11,896,000        ----
                                                     -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B convertible preferred stock,
    $.01 par value; 5,000 shares authorized,
    0 and 4,444 shares issued and outstanding
    at March 31,1996 and 1997, respectively               ----          ----
  Common stock, $.01 par value; 25,000,000 shares
    authorized,3,130,500 and 7,800,817 shares
    issued and outstanding at
    March 31, 1996 and 1997, respectively                 ----          78,000
  Additional paid-in capital                           1,518,000    42,891,000
  Accumulated deficit                                 (3,016,000)     (441,000)
                                                     -----------   -----------
    Total stockholders' equity (deficit)              (1,498,000)   42,528,000
                                                     -----------   -----------
    Total liabilities and stockholders' equity
    (deficit)                                        $58,905,000  $107,473,000
                                                     -----------   -----------
                                                     -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Year Ended March 31,
                                                    ------------------------------------------------------------------------
                                                        1995                          1996                          1997
                                                        ----                          ----                          ----
REVENUES                                             $91,306,000                  $125,333,000                  $251,562,000
                                                     -----------                  ------------                 -------------

COST OF OPERATIONS:
  Cost of revenues                                    85,532,000                   117,788,000                   240,810,000
  Selling, general and
    administrative expenses                            4,963,000                     6,158,000                     7,309,000
                                                     -----------                  ------------                 -------------
       Total cost of operations                       90,495,000                   123,946,000                   248,119,000
                                                     -----------                  ------------                 -------------
  Operating income                                       811,000                     1,387,000                     3,443,000
INTEREST INCOME                                           91,000                       366,000                     1,560,000
INTEREST EXPENSE                                        (878,000)                     (716,000)                     (379,000)
                                                     -----------                  ------------                 -------------
INCOME BEFORE INCOME TAXES                                24,000                     1,037,000                     4,624,000
PROVISION FOR INCOME TAXES                                  ----                          ----                     1,486,000
                                                     -----------                  ------------                 -------------
NET INCOME                                           $    24,000                  $  1,037,000                  $  3,138,000
                                                     -----------                  ------------                 -------------
                                                     -----------                  ------------                 -------------


PRO FORMA:
  NET INCOME PER SHARE                                                                   $0.25                         $0.39
                                                                                  ------------                 -------------
                                                                                  ------------                 -------------
  WEIGHTED AVERAGE SHARES OUTSTANDING                                                7,036,507                     8,718,209

HISTORICAL:
  NET INCOME PER SHARE                             $        ----                  $       0.17                 $        0.38
                                                     -----------                  ------------                 -------------
                                                     -----------                  ------------                 -------------
  WEIGHTED AVERAGE SHARES OUTSTANDING                  6,200,187                     6,200,187                     8,300,049
                                                     -----------                  ------------                 -------------
                                                     -----------                  ------------                 -------------

     The accompanying notes are an integral part of these consolidated financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                 Series B Preferred
                                            Common Stock             Stock               Additional
                                       ----------------------   ----------------------
                                         Number of              Number of                  Paid In     Accumulated
                                          Shares       Amount    Shares        Amount      Capital       Deficit          Total
                                       -----------    -------   ---------      ------    -----------   ------------    ----------

BALANCE, March 31, 1994                 3,125,000    $ --          --       $  --         $1,501,000   $(2,437,000)    $(936,000)
  Net income                               --          --          --          --             --            24,000        24,000
  Dividends and accretion on
    Series A Preferred Stock               --          --          --          --             --          (820,000)     (820,000)
                                       ----------    -------    --------    --------      ----------   -----------   -----------

BALANCE, March 31, 1995                 3,125,000      --          --          --          1,501,000    (3,233,000)   (1,732,000)
  Net income                               --          --          --          --             --         1,037,000     1,037,000
  Dividends and accretion on
    Series A Preferred Stock               --          --          --          --             --          (820,000)     (820,000)
  Issuance of Common Stock
    in connection with the
    exercise of employee
    stock options                           5,500      --          --          --             17,000        --            17,000
                                       ----------    -------    --------    --------      ----------   -----------   -----------

BALANCE, March 31, 1996                 3,130,500      --          --          --          1,518,000    (3,016,000)   (1,498,000)
  Net income                               --          --          --          --             --         3,138,000     3,138,000
  Issuance of Common Stock
    in connection with the
    exercise of employee
    stock options                           3,000      --          --          --             12,000        --            12,000
  Issuance of Series B
    Preferred Stock                        --          --          4,444       --         10,000,000        --        10,000,000
  Dividends and accretion on
    Series A Preferred Stock               --          --          --          --             --          (410,000)     (410,000)
  Issuance of Common Stock
    in connection with an initial
    public offering                     2,397,067     24,000       --          --         19,111,000        --        19,135,000
  Effect of stock split                    --         31,000       --          --            (31,000)       --                --
  Issuance of Common Stock
    in connection with the
    conversion of Series A
    Preferred Stock                     2,500,000     25,000       --          --         12,279,000        --        12,304,000
  Reduction of Common Stock
    outstanding in connection
    with the merger with AHC             (229,750)    (2,000)      --          --              2,000        --            --
  Dividends on Series B
    Preferred Stock                        --          --          --          --             --          (153,000)     (153,000)
                                       ----------    -------    --------    --------      ----------   -----------   -----------

BALANCE, March 31, 1997                 7,800,817    $78,000       4,444    $  --        $42,891,000     $(441,000)  $42,528,000
                                       ----------    -------    --------    --------      ----------   -----------   -----------
                                       ----------    -------    --------    --------      ----------   -----------   -----------


     The accompanying notes are an integral part of these consolidated financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended March 31,
                                                     -----------------------------------------
                                                        1995            1996           1997
                                                     -----------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $    24,000   $  1,037,000   $  3,138,000
   Adjustments to reconcile net income to net
       cash provided by operating activities--
         Depreciation and amortization                   969,000      1,313,000      1,704,000
         Noncash interest expense                        162,000         --             --
         Provision for doubtful accounts                  58,000         23,000         12,000
         Change in certain assets and liabilities--
         Accounts receivable                          (5,333,000)    (7,104,000)   (12,277,000)
         Inventories                                    (183,000)      (367,000)      (261,000)
         Prepaid expenses and other assets              (324,000)       (58,000)      (265,000)
         Accounts payable, accrued expenses
           and other noncurrent liabilities            8,285,000     20,809,000     23,387,000
                                                     -----------   ------------   ------------
           Net cash provided by operating activities   3,658,000     15,653,000     15,438,000
                                                     -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                (2,245,000)    (1,594,000)    (2,853,000)
                                                     -----------   ------------   ------------
           Net cash used in investing activities      (2,245,000)    (1,594,000)    (2,853,000)
                                                     -----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock              --             --         10,000,000
   Net proceeds from issuance of Common Stock             --             17,000     19,147,000
   Net payments on long-term obligations                (245,000)      (244,000)    (6,950,000)
   Payment of preferred stock dividend                    --             --           (153,000)
                                                     -----------   ------------   ------------
           Net cash provided by (used in) financing
             activities                                 (245,000)      (227,000)    22,044,000

NET INCREASE IN CASH                                   1,168,000     13,832,000     34,629,000
CASH AND CASH EQUIVALENTS, beginning of year           1,457,000      2,625,000     16,457,000
                                                     -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year               $ 2,625,000   $ 16,457,000   $ 51,086,000
                                                     -----------   ------------   ------------
                                                     -----------   ------------   ------------

SUPPLEMENTARY INFORMATION:

    Cash paid for interest totaled approximately $716,000, $716,000 and $379,000 in 1995, 1996 and 1997, respectively.

    The Company made no income tax payments in 1995 and 1996.

    The Company made income tax payments of $19,000 in 1997.



The accompanying notes are an integral part of these consolidated financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL:

    Advance Paradigm, Inc. ("API"), a Delaware corporation formerly named Advance Pharmacy Services, Inc., was formed as a wholly owned subsidiary of Advance Health Care, Inc. ("AHC") in July 1993. The accompanying consolidated financial statements include the accounts of API and its three wholly owned subsidiaries, Advance Paradigm Mail Services, Inc. ("Advance Mail"), Advance Paradigm Data Services, Inc. ("Advance Data"), and Advance Paradigm Clinical Services, Inc. ("Advance Clinical"), which are collectively referred to as the Company.
    API was formed when AHC contributed its wholly owned subsidiaries Advance Mail and Advance Data subject to a $500,000 note payable in exchange for all of the then outstanding shares of API's Common Stock. The transaction was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of Advance Mail and Advance Data are based on historical cost, and operations of Advance Mail and Advance Data are included from the date of their formation by AHC. In December 1993, API acquired all of the outstanding stock of Advance Clinical in a business combination accounted for as a purchase.
    In October 1996, AHC was merged with and into the Company. This merger was consummated as a means of simplifying the corporate structure of the Company and was intended to qualify as a tax free reorganization (see Note 9).
    The Company offers an integrated program of pharmacy benefit management. Clinical, rebate and formulary services are provided through Advance Clinical. Claims processing for prescription drugs purchased at the Company's network of retail pharmacies is provided through Advance Data. The dispensing of prescription drugs through the mail is provided through Advance Mail.
    In the year ended March 31, 1996, the Company began marketing health benefit management services ("HBM Services") to certain health plans, pharmaceutical manufacturers, and other research and managed care organizations, and began programs for disease management services with selected customers.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

    The accompanying financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include overnight investments, money market accounts and high-grade commercial paper with original maturities of three months or less.

INVENTORIES

    Inventories consist of pharmaceuticals stated at the lower of cost or market under the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives ranging from three to ten years. Amortization of leasehold improvements is computed over the lives of the assets or the lease terms, whichever is shorter. Major renewals and betterments are added to the property and equipment accounts while costs of repairs and maintenance are charged to operating expenses in the period incurred. The cost of assets retired, sold or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in the statement of operations.

INTANGIBLE ASSETS

    Intangible assets represent the excess of cost over the fair value of tangible net assets acquired (goodwill) in connection with the acquisition of Advance Clinical. Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable or the useful life may be impaired. Amortization expense was $346,000 in the years ended March 31, 1995, 1996 and 1997, respectively.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of March 31, 1995, 1996 or 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities.

REVENUE RECOGNITION

    Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacy are recognized when each prescription is shipped. Revenue from sales of prescription drugs by pharmacies in the Company's nationwide network and claims processing service fees are recognized when the claims are adjudicated. When the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. If the Company is only administering plan sponsors' network pharmacy contracts, the Company records the claims processing service fees as net revenues. Clinical, formulary, rebate and disease management service revenues are recognized as the services are performed and the rebates are earned in accordance with contractual agreements.

FEDERAL INCOME TAXES

    Prior to the formation of API in July 1993, Advance Mail and Advance Data were included in the consolidated tax return of AHC. For activities subsequent to the formation of API, the Company has filed consolidated federal income tax returns separate from AHC. The Company has calculated its tax provision on a stand-alone basis for all reported periods.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

NET INCOME PER SHARE

    Pro forma net income per share gives effect to (i) the conversion of the redeemable Series A preferred stock to Common Stock, (ii) the issuance of 836,320 shares of Common Stock in the Company's October 1996 initial public offering (the "Offering"), the net proceeds of which were used to retire the $7.0 million note payable to Whitney Subordinated Debt Fund, L.P., (iii) a reduction of interest expense by the amount of interest on the $7.0 million note payable, and (iv) the impact to shares and options outstanding of the merger of AHC with and into API (see Note 9). As required by the Securities Exchange Commission (the "Commission") rules, all warrants, options, and shares issued during the year immediately preceding the initial public offering are assumed to be outstanding for purposes of calculating pro forma net income per share. The Company's Series B Preferred Stock is considered to be a common stock equivalent and is included in the weighted average shares outstanding for the year ended March 31, 1997.

    Historical net income per share gives effect to the conversion of the redeemable Series A preferred stock to Common Stock and the impact to shares and options outstanding of the merger of AHC with and into API. Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the year which include stock options and warrants. As the effect of potentially dilutive securities was antidilutive, there was no difference between primary and fully diluted net income per share.

    In February 1997, the Financial Accounting Standards Board issued
Statement 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997, with early application prohibited. The computation of fully diluted earnings per share under SFAS 128 will not be significantly different than the Company's historical earnings per share computation.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with current year presentation.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following:

                                                           March 31,
                                                  --------------------------
                                                      1996           1997
                                                  -----------    -----------

Machinery and equipment. . . . . . . . . . . .     $   709,000    $   834,000
Computer equipment and software. . . . . . . .       3,963,000      6,232,000
Furniture and equipment. . . . . . . . . . . .         924,000      1,071,000
Leasehold improvements . . . . . . . . . . . .         419,000        731,000
                                                   -----------    -----------
                                                     6,015,000      8,868,000
Less--Accumulated depreciation and amortization     (1,935,000)    (3,292,000)
                                                   -----------    -----------
                                                   $ 4,080,000    $ 5,576,000
                                                   -----------    -----------
                                                   -----------    -----------


4.  DEBT:

    Long-term debt at March 31, 1996, consisted of a balance due under a $7,000,000 Note and Warrant Purchase Agreement (the "Agreement") dated December 8, 1993. The Agreement obligated the Company to prepay the indebtedness, without penalty or premium, upon the consummation of a public offering of any of the Company's securities pursuant to a registration statement filed with the Commission. The balance due was paid during the year ended March 31, 1997.

    In connection with the Agreement, the Company granted the holder of the note warrants to purchase 336,500 shares of the Company's Common Stock (see Note
9). The warrants are exercisable for a period of 10 years.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

5.  OTHER NONCURRENT LIABILITIES:

    Other noncurrent liabilities consisted of the following:

                                                             March 31,
                                                       ----------------------
                                                          1996         1997
                                                       ---------    ---------

Capital lease obligation . . . . . . . . . . . .       $  49,000    $  ----
Other liabilities. . . . . . . . . . . . . . . .         241,000      340,000
                                                       ---------    ---------
                                                         290,000      340,000
Less--Current portion. . . . . . . . . . . . . .         (49,000)      ----
                                                       ---------    ---------
                                                       $ 241,000    $ 340,000
                                                       ---------    ---------
                                                       ---------    ---------

    The Company's capital lease terminated in March 1997. Other liabilities is comprised of deposits held for the benefit of certain customers in connection with pharmacy benefit contracts.


6.  LEASES:

    The Company leases office and dispensing facility space, equipment, and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 1997, as follows:

   Years Ending                                   Operating
    March 31,                                      Leases
   ------------                                  ----------

    1998 . . . . . . . . . . . . . . . . . .     $2,393,000
    1999 . . . . . . . . . . . . . . . . . .      2,228,000
    2000 . . . . . . . . . . . . . . . . . .      1,847,000
    2001 . . . . . . . . . . . . . . . . . .        560,000
    2002 . . . . . . . . . . . . . . . . . .         81,000
                                                 ----------
     Total minimum lease payments. . . . . .     $7,109,000
                                                 ----------
                                                 ----------

    Total rent expense incurred in the years ended March 31, 1995, 1996 and 1997 was $714,000, $1,135,000 and $2,204,000, respectively.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES:

    The Company has entered into long-term employment agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

    The pharmacy industry is governed by extensive federal and state laws and regulations. The regulatory requirements with which the Company must comply in conducting its business vary from state to state. Management believes the Company is in substantial compliance with, or is in the process of complying with, all existing laws and regulations material to the operation of its business. In management's opinion, any existing noncompliance will not have a material adverse effect on the results of operations or financial condition of the Company.


8.  CONCENTRATION OF BUSINESS:

    One customer accounted for approximately 26.5% and 18.3% of the Company's revenues for the years ended March 31, 1995 and 1996, respectively. Two customers accounted for approximately 32.5% of the Company's revenues for the year ended March 31, 1997. No other customer accounted for over 10% of the Company's revenues in fiscal years 1995, 1996 or 1997.


9.  STOCK TRANSACTIONS:

SERIES B PREFERRED STOCK

    On June 25, 1996, the Company issued a total of 4,444 shares of $.01 par value, Series B convertible preferred stock ("Series B Preferred Stock") to a customer at a price of $2,250 per share. Shares of the Series B Preferred Stock may be converted by the holder into 250 fully-paid and non-assessable shares of Common Stock. Holders of the Series B Preferred Stock are not entitled to vote on any matter. Holders of the Series B Preferred Stock are entitled to receive, out of funds legally available therefor, cumulative dividends, calculated without compounding, equal to $45.00 per share per annum. Such cumulative dividends accrue and accumulate from the date of issuance and are payable on March 31 of each year. Furthermore, holders of the Series B Preferred Stock are entitled to any dividends that the Board of Directors may declare to be payable on shares of Common Stock as if the shares of Series B Preferred Stock had been converted into shares of Common Stock. Upon the liquidation, dissolution or winding up of the Company, holders of the Series B Preferred

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

Stock have the right, prior to any existing or future classes of capital stock, to receive $10.0 million plus all accrued and unpaid dividends of Series B Preferred Stock and to participate equally and ratably with holders of the Common Stock in the net assets of the Company available for distribution to stockholders. The Company, in its sole discretion, may redeem any or all of such holders' shares at a price equal to the original price paid per share, plus accrued and unpaid dividends. The Company has the right to convert the Series B Preferred Stock into Common Stock at any time after the fifth anniversary of issuance. If the Company forces such a conversion, holders of the Series B Preferred Stock will be entitled to piggy-back registration rights in connection with future registered offerings of shares of Common Stock.

COMMON STOCK

    On October 7, 1996, the Company amended and restated its Certificate of Incorporation to, among other things, increase the number of authorized shares of its $.01 par value common stock ("Common Stock") to 25,000,000 and the number of shares of its preferred stock to 5,000,000, of which 5,000 shares are designated as Series B Preferred Stock. On October 8, 1996, the Company effected a 250-for-one stock split of the Company's Common Stock. Accordingly, all share and per share amounts have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period presented.

    On October 8, 1996 the Company completed the Offering of its Common Stock. On November 7, 1996 the Underwriters exercised the over-allotment option of the Offering. Including the over-allotment option, the Company sold 2,397,067 shares of its Common Stock at a price of $9.00 per share, prior to underwriting discount and other offering expenses. In connection with the Offering, the Company's redeemable Series A cumulative convertible preferred stock ("Series A Preferred Stock") automatically converted into 2,500,000 shares of Common Stock.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

    Immediately prior to the consummation of the Offering, AHC was merged with and into the Company (the "Merger"). Prior to the Merger, AHC held 3,125,000 shares of the Company's Common Stock. In connection with the Merger, the AHC incentive stock option plan was merged with the Company's Incentive Stock Option Plan, and holders of options under the AHC incentive stock option plan received options to purchase Common Stock under the Company's Incentive Stock Option Plan. In the Merger, the Company canceled the shares held by AHC and issued shares of Common Stock directly to the AHC stockholders (the "AHC Stockholders") based upon their fully-diluted proportionate ownership interests in AHC after giving consideration to the new shares of AHC to be issued in repayment of debt as indicated below. After the Merger, there were 2,903,750 shares of Common Stock outstanding and 229,750 additional options outstanding at exercise prices ranging from $0.65 to $2.71 per share. Immediately prior to the Merger, AHC distributed the stock of certain subsidiaries of AHC, operating in businesses unrelated to the Company, to the AHC Stockholders. Prior to such spin-off, certain indebtedness owed by AHC to several of its stockholders (including certain indebtedness of AHC payable to an affiliate of a preferred stockholder of the Company which was assumed by an AHC stockholder) was exchanged for additional shares of AHC common stock. The spin-off and exchange of indebtedness did not impact the number of shares of the Company's Common Stock outstanding.

    The Common Stock outstanding as of March 31, 1997 resulted from the following transactions:

    Shares outstanding after the Merger. . . . . . . . . . . . .    2,903,750
    Shares sold in the offering. . . . . . . . . . . . . . . . .    2,397,067
    Shares issued from the conversion of Series A Preferred Stock   2,500,000
                                                                    ---------
                                                                    7,800,817
                                                                    ---------
                                                                    ---------

    The Company has 3,130,500 and 7,800,817 shares of Common Stock issued and outstanding at March 31, 1996 and 1997, respectively. The Company has reserved shares of Common Stock at March 31, 1997, for the following:

    Conversion of Series B Preferred Stock . . . . . . . . . . .    1,111,111
    Exercise of stock options. . . . . . . . . . . . . . . . . .    2,037,750
    Exercise of warrants . . . . . . . . . . . . . . . . . . . .    1,025,500
                                                                    ---------
                                                                    4,174,361
                                                                    ---------
                                                                    ---------

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

    During the year ended March 31, 1994, the Company issued warrants to purchase 336,500 and 56,250 shares of its Common Stock at prices per share of $4.00 and $6.00, respectively. During the year ended March 31, 1997, the Company agreed to issue to a customer warrants to purchase 84,500 shares of its Common Stock at a price of $8.10 per share. During the years ended March 31, 1996 and 1997, the Company agreed to issue warrants to purchase 548,250 shares of its Common Stock at prices ranging from $8.10 to $11.00 per share to two customers contingent upon future expansion of member lives. As of March 31, 1997, no warrants have been earned or issued. In management's opinion, the fair value of the warrants at the date of the agreements was not material.


10. STOCK OPTION PLAN:

    During 1993, the Board of Directors and the stockholders of the Company adopted the 1993 Incentive Stock Option Plan and the Incentive Stock Option Plan (the "Plans"), which provide for the granting of qualified stock options and incentive options to officers and key employees of the Company. The options must be granted with exercise prices which equal or exceed the market value of the Common Stock at the date of grant. As of March 31, 1997, the number of shares of Common Stock issuable under the Plans may not exceed 2,037,750 shares. The Company has reserved 2,037,750 shares of Common Stock for such issuance. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

    The stock options generally vest over 5-year periods. In the event of the sale or merger with an outside corporation gaining 50% or greater ownership, options granted to certain employees become 100% vested. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 1997, 632,850 options were vested at exercise prices of $.65 to $19.75 per share.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has decided to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company's stock option activity.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN:  (CONTINUED)

                                                 1995                     1996                       1997
                                       ----------------------------------------------------------------------------
                                         Shares      Wtd. Avg.     Shares       Wtd. Avg.     Shares      Wtd. Avg.
                                                     Ex. Price                  Ex. Price                 Ex. Price
                                       ----------------------------------------------------------------------------
Outstanding at beginning of year          636,750     $ 3.28       783,500       $ 7.80       810,500      $ 5.15
Granted                                   146,750      27.38       195,500        12.82       445,000       10.34
Transferred from AHC                       --            --         --              --        229,750        1.12
Exercised                                  --            --         (5,500)        3.20        (3,000)       3.20
Canceled                                   --            --       (163,000)       27.12       (24,500)      10.75
                                         --------     ------      --------       ------     ---------      ------
Outstanding at end of year                783,500       7.80       810,500         5.15     1,457,750        6.02
                                         --------     ------      --------       ------     ---------      ------
                                         --------     ------      --------       ------     ---------      ------
Exercisable at end of year                127,500       3.28       276,500         5.84       632,850        2.95
Price range                           $3.20 to $30.00          $3.20 to $11.00            $.65 to $19.75
Weighted average fair value
  of options granted                       $--                       $3.88                     $3.31

    The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 1,457,750 options outstanding as of March 31, 1997.

                                       Weighted Avg.   Wtd. Avg. Contractual
    Exercise Price Range     Shares    Exercise Price      Life (yrs.)
--------------------------------------------------------------------------------

    $  .65 to $  2.71        229,750      $  1.12               4.1
    $ 3.20 to $  4.80        610,000      $  3.29               6.5
    $ 9.00 to $ 12.50        608,000      $ 10.37               7.1
    $18.75 to $ 19.75         10,000      $ 19.25               9.8

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average ranges of assumptions for the years ended March 31, 1996 and 1997, respectively: risk-free interest rates of 4.8% to 5.0%; expected lives of three to five years; expected volatility of 30% to 50%. The Company continues to account for stock based compensation under APB No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN:  (CONTINUED)

                                          1996           1997
                                          ----           ----

Net income:
  As reported                          $1,037,000     $3,138,000
  Pro forma                             1,021,000      2,977,000

Historical net income per share:
  As reported                               $0.17          $0.38
  Pro forma                                  0.16           0.36


Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

11. RETIREMENT PLAN BENEFITS:

    The Company sponsors a retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Compensation expense associated with the Company's plan amounted to approximately $50,000, $102,000 and $129,000 for the years ended March 31, 1995, 1996 and 1997, respectively. The Company is required to contribute at least 50% of the first 6% of salary deferral contributed by each participant.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

12. INCOME TAXES:

    The provision for income taxes for the year ended March 31, 1997 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                    1995            1996            1997
                                  --------       ----------     -----------

    Tax at U.S. federal           $  8,000       $  353,000     $ 1,572,000
      income tax rate
    Benefit of operating           (16,000)        (382,000)        (89,000)
      loss carryforwards
    Other, net                       8,000           29,000           3,000
                                  --------       ----------     -----------
    Provision for income taxes    $  ---         $   ---        $ 1,486,000
                                  --------       ----------     -----------
                                  --------       ----------     -----------

    Of the $1,486,000 provision for income taxes in 1997, $755,000 represents deferred income taxes, $19,000 has been paid in the current year, with the remainder of $712,000 currently due.

    Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows:

                                       March 31,                March 31,
                                         1996     Changes         1997
                                       --------  ---------      ---------

Gross deferred tax asset:
    Net operating loss carryforwards.  $652,000  $(652,000)     $  --
    Other accruals. . . . . . . . . .   142,000     (3,000)       139,000
    Other . . . . . . . . . . . . . .    44,000      4,000         48,000
                                       --------  ---------      ---------
                                        838,000   (651,000)       187,000
Gross deferred tax liability:
    Amortization of goodwill. . . . .  (458,000)  (196,000)      (654,000)
    Depreciation. . . . . . . . . . .  (193,000)   (95,000)      (288,000)
                                       --------  ---------      ---------
                                       (651,000)  (291,000)      (942,000)

    Valuation allowance                (187,000)   187,000         --
                                       --------  ---------      ---------
    Net deferred tax liability. . . .  $ --      $(755,000)     $(755,000)
                                       --------  ---------      ---------
                                       --------  ---------      ---------

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES


    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Advance Paradigm, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 12, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            /s/ ARTHUR ANDERSEN LLP


Dallas, Texas
May 12, 1997

                                ADVANCE PARADIGM, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                        Balance at     Additions                   Balance at
                                                        Beginning      Charged to      (1)            End of
                                                         of Year        Expenses    Deductions         Year
                                                        ----------     ----------   ----------     ----------
Year ended March 31, 1995:
   Allowance for doubtful accounts receivable. . . .     $91,000        $58,000       $(8,000)       $141,000

Year ended March 31, 1996:
   Allowance for doubtful accounts receivable. . . .    $141,000        $23,000      $(34,000)       $130,000

Year ended March 31, 1997:
   Allowance for doubtful accounts receivable. . . .    $130,000        $12,000      $  ---          $142,000



-----------------------
(1)  Uncollectible accounts written off, net of recoveries.

                                INDEX TO EXHIBITS

EXHIBIT NO.   EXHIBITS
-----------   --------

3.1*   ---    Amended and Restated Certificate of Incorporation of the Company.

3.2*   ---    Amended and Restated Bylaws of the Company.

3.3*   ---    Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.4*   ---    Certificate of Amendment to the Certificate of Incorporation of
              Advance Pharmacy Services, Inc.

3.5*   ---    Certificate of Correction to the Certificate of Amendment to the
              Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.6*   ---    Certificate of Amendment to the Certificate of Incorporation of
              Advance Pharmacy Services, Inc.

3.7*   ---    Certificate of Amendment to the Certificate of Incorporation of
              Advance Paradigm, Inc.

3.8*   ---    Certificate of Correction to the Amendment to the Certificate of
              Incorporation of Advance Paradigm, Inc.

3.9*   ---    Bylaws of Advance Pharmacy Services, Inc.

4.1**  ---    Specimen Certificate for shares of Common Stock, $0.01 par value, of the Company.

4.2*   ---    Preferred Stock Purchase Agreement dated as of August 4, 1993, among the Company and Canaan LP, Canaan Offshore, Stephen L.
              Green, Jeffrey R. Jay, Quai Ltd., J.H. Whitney, and Whitney Fund.

4.3*   ---    Amendment No. 1 to Preferred Stock Purchase Agreement dated as of
              December 7, 1993, by and among Advance Data and the Purchasers.

4.4*   ---    Amendment No. 2 to Preferred Stock Purchase Agreement dated as of
              December 8, 1993, by and among APS, the Purchasers and Whitney
              Debt Fund.

4.5*   ---    Voting, Co-Sale and Right of First Refusal Agreement dated as of
              August 4, 1993, among the Company, Advance Health Care, David D.
              Halbert, Jon S. Halbert, Danny Phillips and the Purchasers.

4.6*   ---    Amendment No. 1 to Voting, Co-Sale and Right of First Refusal
              Agreement dated as of December 8, 1993, among the Company, Advance Health Care, David D. Halbert, Jon S. Halbert, Danny
              Phillips, the Purchasers and Whitney Debt Fund.

4.7*   ---    Note and Warrant Purchase Agreement dated December 8, 1993, between the Company and Whitney Debt Fund.

4.8*   ---    Promissory Note dated December 8, 1993, made by the Company payable to the order of Whitney Debt Fund in the original principal amount of $7,000,000.

EXHIBIT NO.   EXHIBITS
-----------   --------

4.9*   ---    Common Stock Purchase Warrant dated December 8, 1993, made by the
              Company in favor of Whitney Debt Fund.

4.10** ---    Termination Agreement dated as of October 8, 1996, among the
              Company, Advance Health Care, David D. Halbert, Jon S. Halbert,
              Danny Phillips, the Purchasers and Whitney Debt Fund.

4.11*  ---    Warrant for Purchase of Shares of Common Stock of the Company
              dated December 8, 1993, in favor of BCBS of Maryland.

4.12*  ---    Stock Purchase Agreement dated as of June 25, 1996, by and between the Company and BCBS of Texas.

4.13*  ---    Warrant Agreement dated as of November 25, 1995, by and between the Company and BCBS of Texas.

4.14** ---    Amended and Restated Incentive Stock Option Plan.

4.15*  ---    Incentive Stock Option Plan.

4.16*  ---    Warrant Agreement dated as of September 12, 1996, by and between the Company and VHA, Inc.

4.17*  ---    Form of Agreement and Plan of Merger.

10.1*  ---    Managed Pharmaceutical Agreement dated November 1, 1993, by and between Advance Data and the Mega Life & Health Insurance
              Company.

10.2*  ---    Nondisclosure/Noncompetition Agreement dated August 4, 1993, between the Company, Advance Data, Advance Mail and David D.
              Halbert.

10.3*  ---    Nondisclosure/Noncompetition Agreement dated August 4, 1993, between the Company, Advance Mail, Advance Data and Jon S.
              Halbert.

10.4*  ---    Nondisclosure/Noncompetition Agreement dated August 4, 1993, between the Company, Advance Mail, Advance Data and Danny
              Phillips.

10.5** ---    Employment Agreement effective as of December 1, 1996, by and between Advance Clinical (formerly ParadigM) and Joseph J.
              Filipek, Jr. and, for the limited purposes of Sections 3(d), 3(g) and 3(h) thereof, the Company.

10.6** ---    Employment Agreement effective as of December 1, 1996, by and between Advance Clinical (formerly ParadigM) and Robert L.
              Cinquegrana and, for the limited purposes of Sections 3(d), 3(g) and 3(h) thereof, the Company.

10.7** ---    Employment Agreement effective as of November 14, 1996, by and between the Company and John H. Sattler.

10.8** ---    Employment Agreement effective as of June 17, 1996, by and between the Company and Ernest Buys.

10.9*  ---    Employment Agreement effective as of February 15, 1996, by and between the Company and Alan T. Wright.

10.10* ---    Form of Health Benefit Management Services Agreement.

10.11* ---    Sublease dated May 2, 1996, between Lincoln National Life
              Insurance Company and Advance Data.

10.12* ---    Lease dated March 6, 1994, by and between Hill Management
              Services, Inc. and Advance Clinical (formerly ParadigM).

10.13* ---    Lease Agreement dated as of February 24, 1989, as amended
              November 30, 1992, and December __, 1992, by and between TRST Las
              Colinas, Inc. and Advance Health Care.

10.14* ---    Assignment, Assumption, Bill of Sale and Consent Agreement dated as of October 20, 1993, between Medco Containment Services, Inc., the Company and Trinity Properties, Ltd.

10.15* ---    Managed Pharmacy Benefit Services Agreement dated September 1,
              1995, between the Company and BCBS of Texas.

11**   ---    Statement regarding computation of per share earnings.

27**   ---    Financial Data Schedule.


---------------
* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).
**     Filed herewith.