Form 10-Q
period 1997-06-30
ADVANCE PARADIGM INC
filed 1997-08-13
CIK 1012956

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1997

                                          OR

               (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    --------

                            Commission File Number 0-21447


                                ADVANCE PARADIGM, INC.
                (Exact name of registrant as specified in its charter)



    Delaware                                             75-2493381
(State of Incorporation)                    (IRS Employer Identification Number)

545 E. John Carpenter Freeway, Suite 1900, Irving, Texas     75062
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

                                       YES  X    NO
                                           ----     ----

                       Common stock, $.01 par value:  7,803,067
                          outstanding as of August 13, 1997

                                ADVANCE PARADIGM, INC.


                         INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.  FINANCIAL INFORMATION                                            PAGE

    Item 1.   Financial Statements

         A.   Condensed Consolidated Balance Sheets as of
              June 30, 1997 and March 31, 1997                               2

         B.   Condensed Consolidated Statements of Operations
              for the Three Months Ended June 30, 1997 and 1996              3

         C.   Condensed Consolidated Statements of Cash
              Flows for the Three Months Ended June 30,
              1997 and 1996                                                  4

         D.   Notes to Condensed Consolidated Financial Statements           5

    Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7


PART II. OTHER INFORMATION                                                  10


SIGNATURES                                                                  11

                              ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                           ASSETS
                                                            March 31, 1997  June 30, 1997
                                                            --------------  -------------
CURRENT ASSETS:
    Cash and cash equivalents                                 $ 51,086,000   $ 51,696,000
    Accounts receivable, net of allowance for doubtful
      accounts of $142,000 and $148,000, respectively           35,343,000     33,602,000
    Inventories                                                  1,859,000      3,636,000
    Prepaid expenses and other                                     426,000        529,000
                                                              ------------   ------------
    Total current assets                                        88,714,000     89,463,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
    and amortization of $3,292,000 and $3,683,000,
    respectively                                                 5,576,000      6,754,000
INTANGIBLE ASSETS, net of accumulated amortization of
    $1,154,000 and $1,241,000, respectively                     12,699,000     12,612,000
OTHER ASSETS                                                       484,000        479,000
                                                              ------------   ------------
      Total assets                                            $107,473,000   $109,308,000
                                                              ------------   ------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $59,782,000    $60,600,000
    Accrued salaries and benefits                                1,991,000      2,195,000
    Income taxes payable                                           712,000        262,000
    Other accrued expenses                                       1,365,000      1,214,000
                                                              ------------   ------------
      Total current liabilities                                 63,850,000     64,271,000
NONCURRENT LIABILITIES:
    Deferred income taxes                                          755,000        843,000
    Other noncurrent liabilities                                   340,000        341,000
                                                              ------------   ------------
      Total liabilities                                         64,945,000     65,455,000
                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Series B preferred stock, $.01 par value; 5,000 shares
     authorized, 4,444 shares issued and
     outstanding                                                      --             --
    Common stock, $.01 par value; 25,000,000
     shares authorized; 7,800,817 and 7,803,067
     shares issued and outstanding, respectively                    78,000         78,000
    Additional paid-in capital                                  42,891,000     42,898,000
    Retained earnings (accumulated deficit)                       (441,000)       877,000
                                                              ------------   ------------
      Total stockholders' equity                                42,528,000     43,853,000
                                                              ------------   ------------
      Total liabilities and stockholders' equity              $107,473,000   $109,308,000
                                                              ------------   ------------


                   See accompanying notes to financial statements.

                          ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                                   Three Months Ended June 30,
                                                                  -----------------------------
                                                                      1996           1997
                                                                  -------------  --------------
Revenues                                                          $  49,809,000  $   77,710,000
                                                                  -------------  --------------

Cost of operations:
Cost of revenues                                                     47,454,000      74,064,000
Selling, general and
 administrative expenses                                              1,714,000       2,112,000
                                                                  -------------  --------------
    Total cost of operations                                         49,168,000      76,176,000
                                                                  -------------  --------------
Operating income                                                        641,000       1,534,000
Interest income                                                         205,000         672,000
Interest expense                                                       (177,000)         --
                                                                  -------------  --------------

Income before income taxes                                              669,000       2,206,000
Provision for income taxes                                                --            838,000
                                                                  -------------  --------------
Net income                                                        $     669,000  $    1,368,000
                                                                  -------------  --------------

Net income per share                                              $        0.11  $         0.14
                                                                  -------------  --------------

Weighted average
 shares outstanding                                                   6,200,187      10,110,116
                                                                  -------------  --------------


                   See accompanying notes to financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                Three Months Ended June 30,
                                                               ----------------------------
                                                                    1996           1997
                                                               -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   669,000     $  1,368,000
    Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                                 388,000          477,000
     Provision for doubtful accounts                                  --              6,000
     Change in certain assets and liabilities -
      Accounts receivable                                       (3,392,000)       1,735,000
      Inventories                                                  114,000       (1,777,000)
      Prepaid expenses
        and other assets                                          (182,000)         (98,000)
      Accounts payable, accrued expenses
        and other noncurrent liabilities                         2,530,000          460,000
                                                               -----------     ------------
      Net cash provided by operating activities                    127,000        2,171,000
                                                               -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                           (935,000)      (1,568,000)
                                                               -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of preferred stock                   10,000,000              --
    Net proceeds from issuance of Common Stock                       --               7,000
    Net payments on long-term obligations                          (12,000)             --
                                                               -----------     ------------
        Net cash provided by financing activities                9,988,000            7,000
                                                               -----------     ------------

INCREASE IN CASH                                                 9,180,000          610,000

CASH AND CASH EQUIVALENTS, beginning of period                  16,457,000       51,086,000
                                                               -----------     ------------
CASH AND CASH EQUIVALENTS, end of period                       $25,637,000     $ 51,696,000
                                                               -----------     ------------



                   See accompanying notes to financial statements.

                       ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the June 30, 1997 and 1996 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1997. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.  NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period which include stock options and warrants. The primary and fully diluted per share amounts were the same.

    In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997, with early application prohibited. SFAS 128 requires the calculation of "Basic" earnings per share which is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. In addition, SFAS 128 requires the calculation of "Diluted" earnings per common share which is computed using the weighted average number of shares of Common Stock and common stock equivalents. Pro forma "Basic" earnings per share for the three months ended June 30, 1996 and 1997 would have been $0.21 and $0.18, respectively. Pro forma "Diluted" earnings per share for the three months ended June 30, 1996 and 1997, would have been $0.11 and $0.14, respectively.

3.  INCOME TAXES

    In the three months ended June 30, 1997, the Company recorded a provision for income taxes of $838,000. The company has recorded its tax provision based upon an estimated, effective tax rate of 38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.

                                             Three Months
                                            Ended June 30,
                                            --------------
                                            1996       1997
                                            ----       ----
Revenues                                    100.0%     100.0%
Cost of operations:
    Cost of revenues                         95.3       95.3
    Selling, general and administrative
     expenses                                 3.5        2.7
                                             ----       ----
    Total cost of operations                 98.8       98.0
                                             ----       ----
Operating income                              1.2        2.0
Interest income, net of expense                .1         .8
                                             ----       ----
Net income before taxes                       1.3%       2.8%
                                             ----       ----

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    REVENUES.  Revenues for the three months ended June 30, 1997 increased
$27.9 million, or 56%, compared to revenues for the three months ended June 30, 1996. Approximately 81% of the increase in revenues was attributable to a 59% increase in the number of pharmacy claims processed during the period. Approximately 13% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 16% increase in the number of mail prescriptions dispensed. Approximately 6% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services.

    COST OF REVENUES. Cost of revenues for the three months ended June 30, 1997 increased by $26.6 million, or 56%, compared to the same period in 1996. This increase was attributable primarily to the expanded volume in the Company's mail pharmacy and the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues was 95.3% in the three months ended June 30, 1996 and 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended June 30, 1997 increased by $398,000, or 23%, compared to the same period in 1996. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 3.5% for the three months ended June 30, 1996 to 2.7% in the same period in 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended June 30, 1997 increased $644,000 compared to the same period in 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper. In addition, the Company's cash balance throughout the three months ended June 30, 1997 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.3 million proceeds from its October 1996 initial public offering. A portion of the proceeds were used to retire the Whitney Note and as a result interest expense decreased $177,000.

    INCOME TAXES. The Company had income tax loss carryforwards available to offset income generated for the three months ended June 30, 1996, and as a result, recorded no federal income tax expense. For the three months ended June 30, 1997 the Company recorded income tax expense of $838,000 based upon an estimated, effective tax rate of 38%.

    NET INCOME PER SHARE. The Company reported net income per share of $.14 per share for the three months ended June 30, 1997 compared to $.11 per share for the same period in 1996. The weighted average shares outstanding were 6.2 million and 10.1 million for the three months ended June 30, 1996 and 1997, respectively. The increase in the weighted average shares resulted primarily from the issuance of 2.4 million shares in connection with the Company's initial public offering in October 1996 and the issuance of Series B preferred stock in June 1996. The Series B preferred stock is convertible into 1.1 million shares of Common Stock.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had working capital of $25.2 million. The Company's net cash provided by operating activities was $2.2 million for the three months ended June 30, 1997 resulting primarily from the Company's net income of $1.4 million for the period. During the three months ended June 30, 1997 the Company used cash of $1.6 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. In particular, $1.3 million was used to expand the automation and capacity of the Company's mail pharmacy facility. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months.

FORWARD-LOOKING STATEMENTS

    This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form 10-K under the caption "Risk Factors."

                             PART II.  OTHER INFORMATION


Items 1-5 are not applicable.

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Exhibits required by Item 601 of S-K:

Exhibit No.     Exhibits
-----------     --------

3.1*       ---  Amended and Restated Certificate of Incorporation of the Company

3.2*       ---  Amended and Restated Bylaws of the Company

4.1**      ---  1997 Nonstatutory Stock Option Plan

27**       ---  Financial Data Schedule









* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

**Filed herewith.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ADVANCE PARADIGM, INC.
                                       (Registrant)



Date: August 13, 1997           By:  /s/ David D. Halbert
                                   --------------------------------
                                    David D. Halbert, Chief Executive  Officer,
                                    Chairman of the Board and President



Date: August 13, 1997          By:   /s/ Danny Phillips
                                   --------------------------------
                                    Danny Phillips, Chief Financial Officer,
                                    Senior Vice President, Secretary and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)