Form 10-Q
period 1997-09-30
ADVANCE PARADIGM INC
filed 1997-11-13
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 0-21447


                             ADVANCE PARADIGM, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                                                         75-2493381
(State of Incorporation)                                                                      (IRS Employer Identification Number)

545 E. John Carpenter Freeway, Suite 1570, Irving, Texas                                                     75062
(Address of principal executive offices)                                                                   (ZIP Code)
formerly Suite 1900

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

                     Common stock, $.01 par value: 7,807,567
                       outstanding as of November 13, 1997

                             ADVANCE PARADIGM, INC.


                       INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                                  PAGE
           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           September 30, 1997 and March 31, 1997                                    2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months and Six Months Ended
                           September 30, 1997 and 1996                                              3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Six Months Ended
                           September 30, 1997 and 1996                                              4

                      D.   Notes to Condensed Consolidated Financial Statements                     5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           7


PART II.   OTHER INFORMATION                                                                       11


SIGNATURES                                                                                         13

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                     ASSETS

                                                                              March 31, 1997  September 30, 1997
                                                                              -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  51,086,000    $  54,562,000
   Accounts receivable, net of allowance for doubtful accounts of
     $142,000 and $135,000, respectively                                         35,343,000       49,350,000
   Inventories                                                                    1,859,000        1,912,000
   Prepaid expenses and other                                                       426,000        1,234,000
                                                                              -------------    -------------
     Total current assets                                                        88,714,000      107,058,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $3,292,000 and $4,142,000, respectively                    5,576,000        7,721,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,154,000 and $1,328,000, respectively                                       12,699,000       12,526,000
OTHER ASSETS                                                                        484,000        1,128,000
                                                                              -------------    -------------
     Total assets                                                             $ 107,473,000    $ 128,433,000
                                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  59,782,000    $  77,930,000
   Accrued salaries and benefits                                                  1,991,000        1,743,000
   Income taxes payable                                                             712,000               --
   Other accrued expenses                                                         1,365,000        2,225,000
                                                                              -------------    -------------
     Total current liabilities                                                   63,850,000       81,898,000
NONCURRENT LIABILITIES:
   Deferred income taxes                                                            755,000          626,000
   Other noncurrent liabilities                                                     340,000          340,000
                                                                              -------------    -------------
     Total liabilities                                                           64,945,000       82,864,000
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Series B preferred stock, $.01 par value; 5,000 shares authorized, 4,444 shares issued and
     outstanding                                                                         --               --
   Common stock, $.01 par value; 25,000,000
     shares authorized; 7,800,817 and 7,807,567
     shares issued and outstanding, respectively                                     78,000           78,000
   Additional paid-in capital                                                    42,891,000       42,917,000
   Retained earnings (accumulated deficit)                                         (441,000)       2,574,000
                                                                              -------------    -------------
     Total stockholders' equity                                                  42,528,000       45,569,000
                                                                              -------------    -------------
     Total liabilities and stockholders' equity                               $ 107,473,000    $ 128,433,000
                                                                              =============    =============

                See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     Three Months Ended September 30,  Six Months Ended September 30,
                                          1996             1997            1996             1997
                                      -------------    -------------   -------------    -------------
Revenues                              $  58,019,000    $ 114,430,000   $ 107,829,000    $ 192,140,000
                                      -------------    -------------   -------------    -------------

Cost of operations:
Cost of revenues                         55,540,000      109,923,000     102,994,000      183,987,000
Selling, general and
   administrative expenses                1,781,000        2,415,000       3,495,000        4,527,000
                                      -------------    -------------   -------------    -------------
           Total cost of operations      57,321,000      112,338,000     106,489,000      188,514,000
                                      -------------    -------------   -------------    -------------
Operating income                            698,000        2,092,000       1,340,000        3,626,000
Interest income                             300,000          726,000         505,000        1,398,000
Interest expense                           (180,000)              --        (358,000)              --
                                      -------------    -------------   -------------    -------------

Income before income taxes                  818,000        2,818,000       1,487,000        5,024,000
Provision for income taxes                  311,000        1,071,000         311,000        1,909,000
                                      -------------    -------------   -------------    -------------
Net income                            $     507,000    $   1,747,000   $   1,176,000    $   3,115,000
                                      =============    =============   =============    =============

Net income per share                  $        0.07    $        0.17   $        0.17    $        0.30
                                      =============    =============   =============    =============
Weighted average
   shares outstanding                     7,311,298       10,429,785       6,755,743       10,269,951
                                      =============    =============   =============    =============

                See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended September 30,
                                                                           ----------------------------
                                                                               1996            1997
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  1,176,000    $  3,115,000
   Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                                              803,000       1,024,000
     Provision for doubtful accounts                                                 --          12,000
     Change in certain assets and liabilities -
       Accounts receivable                                                  (10,898,000)    (14,019,000)
       Inventories                                                               74,000         (53,000)
       Prepaid expenses
         and other assets                                                      (283,000)     (1,453,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                                   10,494,000      17,819,000
                                                                           ------------    ------------
       Net cash provided by operating activities                              1,366,000       6,445,000
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (1,732,000)     (2,995,000)
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                                 10,000,000              --
   Net proceeds from issuance of Common Stock                                     7,000          26,000
   Net payments on long-term obligations                                        (28,000)             --
                                                                           ------------    ------------
       Net cash provided by financing activities                              9,979,000          26,000
                                                                           ------------    ------------

INCREASE IN CASH                                                              9,613,000       3,476,000
CASH AND CASH EQUIVALENTS, beginning of period                               16,457,000      51,086,000
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                   $ 26,070,000    $ 54,562,000
                                                                           ============    ============

                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 1997 and 1996 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1997. The results of operations for the three month and six month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period which include stock options and warrants. The primary and fully diluted per share amounts were the same.

     In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, with early application prohibited. SFAS 128 requires the calculation of "Basic" earnings per share which is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. In addition, SFAS 128 requires the calculation of "Diluted" earnings per common share which is computed using the weighted average number of shares of Common Stock and common stock equivalents. Pro forma "Basic" earnings per share for the three months ended September 30, 1996 and 1997 would have been $0.08 and $0.22, respectively. Pro forma "Diluted" earnings per share for the three months ended September 30, 1996 and 1997, would have been $0.07 and $0.17, respectively. Pro forma "Basic" earnings per share for the six months ended September 30, 1996 and 1997 would have been $0.23 and $0.39, respectively. Pro forma "Diluted" earnings per share for the six months ended September 30, 1996 and 1997, would have been $0.17 and $0.30, respectively.

3.   INCOME TAXES

     In the three months and six months ended September 30, 1997, the Company recorded a provision for income taxes of $1,071,000 and $1,909,000, respectively. The Company has recorded its tax provision based upon an estimated, effective tax rate of 38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.

                                                 Three Months             Six Months
                                              Ended September 30,     Ended September 30,
                                             --------------------    --------------------
                                               1996        1997        1996        1997
                                             --------    --------    --------    --------
Revenues                                        100.0%      100.0%      100.0%     100.00%
Cost of operations:
     Cost of revenues                            95.7        96.1        95.5        95.7
     Selling, general and administrative
       expenses                                   3.1         2.1         3.2         2.4
                                             --------    --------    --------    --------
         Total cost of operations                98.8        98.2        98.7        98.1
                                             --------    --------    --------    --------
Operating income                                  1.2         1.8         1.3         1.9
Interest income, net of expense                    .2          .7          .1          .7
                                             --------    --------    --------    --------
Net income before taxes                           1.4%        2.5%        1.4%        2.6%
                                             ========    ========    ========    ========


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues for the three months ended September 30, 1997 increased $56.4 million, or 97%, compared to revenues for the three months ended September 30, 1996. Approximately 85% of the increase in revenues was attributable to a 63% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from strong growth in new clients and from an increase in member lives from existing clients. Approximately 9% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services. The remaining increase was attributable to additional sales of the Company's mail pharmacy services.

     COST OF REVENUES. Cost of revenues for the three months ended September 30, 1997 increased by $54.4 million, or 98%, compared to the same period in 1996. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the expanded volume in the Company's mail pharmacy. As a percentage of revenues, cost of revenues was approximately 96% in the three months ended September 30, 1996 and 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended September 30, 1997 increased by $634,000, or 36%, compared to the same period in 1996. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 3.1% for the three months ended September 30, 1996 to 2.1% in the same period in 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended September 30, 1997 increased $606,000 compared to the same period in 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper. In addition, the Company's cash balance in the three months ended September 30, 1997 included the $19.3 million proceeds from its October 1996 initial public offering. A portion of the proceeds were used to retire the Whitney Note and as a result interest expense decreased $180,000.

     INCOME TAXES. For the three months ended September 30, 1996 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported net income per share of $.17 per share for the three months ended September 30, 1997 compared to $.07 per share for the same period in 1996. The weighted average shares outstanding were 7.3 million and 10.4 million for the three months ended September 30, 1996 and 1997, respectively. The increase in the weighted average shares resulted primarily from the issuance of 2.4 million shares in connection with the Company's initial public offering in October 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues for the six months ended September 30, 1997 increased $84.3 million, or 78%, compared to revenues for the six months ended September 30, 1996. Approximately 84% of the increase in revenues was attributable to a 61% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from strong growth in new clients and from an increase in member lives from exisitng clients. Approximately 8% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services. The remaining increase was attributable to additional sales of the Company's mail pharmacy services.

     COST OF REVENUES. Cost of revenues for the six months ended September 30, 1997 increased by $81.0 million, or 79%, compared to the same period in 1996. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the expanded volume in the Company's mail pharmacy. As a percentage of revenues, cost of revenues was approximately 96% in the six months ended September 30, 1996 and 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the six months ended September 30, 1997 increased by $1.0 million, or 29%, compared to the same period in 1996. This increase was the result of the Company's expansion of its administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 3.2% for the three months ended September 30, 1996 to 2.4% in the same period in 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the six months ended September 30, 1997 increased $1.3 million compared to the same period in 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper. In addition, the Company's cash balance throughout the six months ended September 30, 1997 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.3 million proceeds from its October 1996 initial public offering. A portion of the proceeds were used to retire the Whitney Note and as a result interest expense decreased $358,000.

     INCOME TAXES. For the six months ended September 30, 1996 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 21% and 38%, respectively. The Company had income tax loss carryforwards available to partially offset income generated in fiscal year ended March 31, 1997, and as a result, lowered the Company's effective tax rate for the six months ended September 30, 1996.

     NET INCOME PER SHARE. The Company reported net income per share of $.30 per share for the six months ended September 30, 1997 compared to $.17 per share for the same period in 1996. The weighted average shares outstanding were 6.8 million and 10.3 million for the six months ended September 30, 1996 and 1997, respectively. The increase in the weighted average shares resulted primarily from the issuance of 2.4 million shares in connection with the Company's initial public offering in October 1996 and the issuance of Series B preferred stock in June 1996. The Series B preferred stock is convertible into 1.1 million shares of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had working capital of $25.2 million. The Company's net cash provided by operating activities was $6.4 million for the six months ended September 30, 1997 resulting primarily from the Company's net income of $3.1 million for the period and due to the timing of receivables and payables resulting from the Company's continued growth. During the six months ended September 30, 1997 the Company used cash of $3.0 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. In particular, $2.1 million was used to expand the automation and capacity of the Company's mail pharmacy facility. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months.

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

                           PART II. OTHER INFORMATION


Items 1-3 are not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders was held on September 23, 1997.

          (b) Peter M. Castleman and Jeffrey R. Jay were re-elected directors of the Company to serve until the Annual Meeting of Stockholders in 2000 and until their respective successors are elected and qualified. David D. Halbert, Jon S. Halbert and Rogers K. Coleman will serve as directors of the Company until the Annual Meeting of Stockholders in 1998 and until their respective successors are elected and qualified. Stephen L. Green, Kenneth
              J. Linde and Michael D. Ware will serve as directors of the Company until the Annual Meeting of Stockholders in 1999 and until their respective successors are elected and qualified.

          (c) The stockholder vote for each director elected at the meeting was as follows:

                                               Votes Cast              Votes
                                                  For                 Withheld
                                               ---------               -----
              Peter M. Castleman               6,405,734               6,375
              Jeffrey R. Jay                   6,406,234               5,875

         The stockholders also voted to ratify the appointment of Arthur Andersen as the Company's independent accountants for the Company's current fiscal year (6,388,797 affirmative votes; 3,900 negative votes; 19,412 abstention votes)

Item 5 is not applicable.

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Exhibits required by Item 601 of S-K:

EXHIBIT NO.               EXHIBITS
-----------               --------

3.1*         ---     Amended and Restated Certificate of Incorporation of the
                     Company

3.2*         ---     Amended and Restated Bylaws of the Company

22**         ---     Definitive Proxy Statement pursuant to Section 14(a) of
                     the Securities Exchange Act of 1934, as amended.

27***        ---     Financial Data Schedule

* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed on July 29, 1997 (No.000-21447).

*** Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ADVANCE PARADIGM, INC.
                             (Registrant)



Date: November 13, 1997      By: /s/ David D. Halbert
                                 -------------------------------------
                                     David D. Halbert, Chief Executive Officer,
                                     Chairman of the Board and President



Date: November 13, 1997      By: /s/ Danny Phillips
                                 -------------------------------------
                                     Danny Phillips, Chief Financial Officer,
                                     Senior Vice President, Secretary and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.               EXHIBITS
-----------               --------

3.1*         ---     Amended and Restated Certificate of Incorporation of the
                     Company

3.2*         ---     Amended and Restated Bylaws of the Company

22**         ---     Definitive Proxy Statement pursuant to Section 14(a) of
                     the Securities Exchange Act of 1934, as amended.

27***        ---     Financial Data Schedule

* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed on July 29, 1997 (No.000-21447).

*** Filed herewith.