Form 10-Q
period 1997-12-31
ADVANCE PARADIGM INC
filed 1998-02-13
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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

                     Common stock, $.01 par value: 8,814,156
                       outstanding as of February 13, 1998

                             ADVANCE PARADIGM, INC.


                       INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                            PAGE

           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           December 31, 1997 and March 31, 1997                               2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months and Nine Months Ended
                           December 31, 1997 and 1996                                         3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Nine Months Ended
                           December 31, 1997 and 1996                                         4

                      D.   Notes to Condensed Consolidated Financial Statements               5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     8


PART II.   OTHER INFORMATION                                                                 13


SIGNATURES                                                                                   15

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                       March 31, 1997    December 31, 1997
                                                                       --------------    -----------------

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $  51,086,000       $  55,074,000
   Accounts receivable, net of allowance for doubtful accounts of
     $142,000 and $141,000, respectively                                  35,343,000          59,933,000
   Inventories                                                             1,859,000           2,614,000
   Prepaid expenses and other                                                426,000           1,624,000
                                                                       -------------       -------------
     Total current assets                                                 88,714,000         119,245,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $3,292,000 and $4,641,000, respectively             5,576,000           9,648,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,154,000 and $1,414,000, respectively                                12,699,000          12,439,000
OTHER ASSETS                                                                 484,000           1,163,000
                                                                       -------------       -------------
     Total assets                                                      $ 107,473,000       $ 142,495,000
                                                                       =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $  59,782,000       $  89,054,000
   Accrued salaries and benefits                                           1,991,000           1,992,000
   Income taxes payable                                                      712,000                --
   Other accrued expenses                                                  1,365,000           2,586,000
                                                                       -------------       -------------
     Total current liabilities                                            63,850,000          93,632,000
NONCURRENT LIABILITIES:
   Deferred income taxes                                                     755,000             763,000
   Other noncurrent liabilities                                              340,000             354,000
                                                                       -------------       -------------
     Total liabilities                                                    64,945,000          94,749,000
                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Series B preferred stock, $.01 par value; 5,000 shares
     authorized, 4,444 shares issued and
     outstanding                                                                --                  --
   Common stock, $.01 par value; 25,000,000
     shares authorized; 7,800,817 and 7,938,078
     shares issued and outstanding, respectively                              78,000              79,000
   Additional paid-in capital                                             42,891,000          43,031,000
   Retained earnings (accumulated deficit)                                  (441,000)          4,636,000
                                                                       -------------       -------------
     Total stockholders' equity                                           42,528,000          47,746,000
                                                                       -------------       -------------
     Total liabilities and stockholders' equity                        $ 107,473,000       $ 142,495,000
                                                                       =============       =============




                See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        Three Months Ended December 31,    Nine Months Ended December 31,
                                       --------------------------------    ------------------------------
                                            1996              1997             1996              1997
                                       -------------     -------------    -------------     -------------
Revenues                               $  70,025,000     $ 125,812,000    $ 177,854,000     $ 317,953,000
                                       -------------     -------------    -------------     -------------

Cost of operations:

Cost of revenues                          67,186,000       120,342,000      170,180,000       304,330,000
Selling, general and
   administrative expenses                 1,890,000         2,725,000        5,386,000         7,252,000
                                       -------------     -------------    -------------     -------------
           Total cost of operations       69,076,000       123,067,000      175,566,000       311,582,000
                                       -------------     -------------    -------------     -------------
Operating income                             949,000         2,745,000        2,288,000         6,371,000
Interest income                              488,000           667,000          993,000         2,066,000
Interest expense                             (21,000)             --           (379,000)             --
                                       -------------     -------------    -------------     -------------

Income before income taxes                 1,416,000         3,412,000        2,902,000         8,437,000
Provision for income taxes                   538,000         1,300,000          849,000         3,210,000
                                       -------------     -------------    -------------     -------------
Net income                             $     878,000     $   2,112,000    $   2,053,000     $   5,227,000
                                       =============     =============    =============     =============

Basic

Net income per share                   $        0.11     $        0.26    $        0.33     $        0.65
                                       =============     =============    =============     =============
Weighted average
   shares outstanding                      7,488,953         7,937,592        4,584,318         7,848,075
                                       =============     =============    =============     =============

Diluted

Net income per share                   $        0.09     $        0.20    $        0.27     $        0.50
                                       =============     =============    =============     =============
Weighted average
   shares outstanding                      9,468,319        10,638,161        7,659,935        10,392,687
                                       =============     =============    =============     =============





                See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended December 31,
                                                          -----------------------------------
                                                               1996                   1997
                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                             $  2,053,000           $  5,227,000

   Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                           1,249,000              1,610,000
     Provision for doubtful accounts                             6,000                 18,000
     Change in certain assets and liabilities -
       Accounts receivable                                 (15,376,000)           (24,608,000)
       Inventories                                            (372,000)              (755,000)
       Prepaid expenses
         and other assets                                      (42,000)            (1,877,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                  15,302,000             29,653,000
                                                          ------------           ------------
       Net cash provided by operating activities             2,820,000              9,268,000
                                                          ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                      (2,224,000)            (5,421,000)
                                                          ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from sale of preferred stock                10,000,000                   --
   Net proceeds from issuance of Common Stock               19,304,000                141,000
   Net payments on long-term obligations                    (7,044,000)                  --
                                                          ------------           ------------
       Net cash provided by financing activities            22,260,000                141,000
                                                          ------------           ------------

INCREASE IN CASH                                            22,856,000              3,988,000

CASH AND CASH EQUIVALENTS, beginning of period              16,457,000             51,086,000
                                                          ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                  $ 39,313,000           $ 55,074,000
                                                          ============           ============






                See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 1997 and 1996 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1997. The results of operations for the three month and nine month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires the calculation of "Basic" earnings per share which is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. In addition, SFAS 128 requires the calculation of "Diluted" earnings per common share which is computed using the weighted average number of shares of Common Stock and common stock equivalents. A reconciliation of the numerators and denominators of the basic and diluted per-share computations follows:

                                        THREE MONTHS ENDED DECEMBER 31,    NINE MONTHS ENDED DECEMBER 31,
                                             1996             1997             1996             1997
                                         -----------      -----------      -----------      -----------
BASIC
Numerator:


Net income                               $   878,000      $ 2,112,000      $ 2,053,000      $ 5,227,000

Preferred stock dividends                     68,000           50,000          521,000          150,000
                                         -----------      -----------      -----------      -----------
                                         $   810,000      $ 2,062,000      $ 1,532,000      $ 5,077,000
                                         ===========      ===========      ===========      ===========
Denominator:


Weighted average common
   stock outstanding                       7,488,953        7,937,592        4,584,318        7,848,075
                                         ===========      ===========      ===========      ===========

Net income per share                     $      0.11      $      0.26      $      0.33      $      0.65
                                         ===========      ===========      ===========      ===========



DILUTED
Numerator:

                                         -----------      -----------      -----------      -----------
Net income                               $   878,000      $ 2,112,000      $ 2,053,000      $ 5,227,000
                                         ===========      ===========      ===========      ===========

Denominator:


Weighted average common                    7,488,953        7,937,592        4,584,318        7,848,075
   stock outstanding

Common stock equivalents:
Series A preferred stock                        --               --          1,666,667             --
Series B preferred stock                   1,111,111        1,111,111          740,741        1,111,111
Options and warrants using the
  treasury stock method                      868,255        1,589,458          668,209        1,433,501
                                         -----------      -----------      -----------      -----------
Weighted average shares outstanding        9,468,319       10,638,161        7,659,935       10,392,687
                                         ===========      ===========      ===========      ===========

Net income per share                     $      0.09      $      0.20      $      0.27      $      0.50
                                         ===========      ===========      ===========      ===========

3.   INCOME TAXES

     In the three months and nine months ended December 31, 1997, the Company recorded a provision for income taxes of $1,300,000 and $3,210,000, respectively. The Company has recorded its tax provision based upon an estimated, effective tax rate of 38%.

4.   SUBSEQUENT EVENT

     On February 9, 1998, the Company announced the acquisition of Innovative Medical Research, Inc. (IMR), a privately held clinical trial and survey research firm based in Towson, Maryland. The transaction is structured as a merger under which the Company issued 876,078 shares and options to purchase 23,922 shares of its Common Stock in exchange for all the outstanding shares and options of IMR. It is expected that the acquisition will be accounted for as a tax-free pooling of interests. Accordingly, at March 31, 1998, all prior period consolidated financial statements of the Company will be restated to include the results of operations, financial position and cash flow of IMR as though it had always been a part of the Company. Financial statements of IMR for the year ended December 31, 1997 are not available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues.

                                                   Three Months            Nine Months
                                                Ended December 31,      Ended December 31,
                                                ------------------      ------------------
                                                 1996        1997        1996        1997
                                                -----       -----       -----       -----
Data Services                                    59.1%       69.7%       54.6%       67.4%
Mail Services                                    22.2        15.0        24.6        17.0
Clinical Services                                18.7        15.3        20.8        15.6
                                                -----       -----       -----       -----
Total Revenues                                  100.0       100.0       100.0       100.0
                                                -----       -----       -----       -----
Cost of operations:
     Cost of revenues                            95.9        95.7        95.7        95.7
     Selling, general and administrative
       expenses                                   2.7         2.1         3.0         2.3
                                                -----       -----       -----       -----
         Total cost of operations                98.6        97.8        98.7        98.0
                                                -----       -----       -----       -----
Operating income                                  1.4         2.2         1.3         2.0
Interest income, net of expense                    .6          .5          .3          .7
                                                -----       -----       -----       -----
Net income before taxes                           2.0%        2.7%        1.6%        2.7%
                                                =====       =====       =====       =====



THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     REVENUES. Revenues for the three months ended December 31, 1997 increased $55.8 million, or 80%, compared to revenues for the three months ended December 31, 1996. Approximately 83% of the increase in revenues was attributable to a 33% increase in the number of pharmacy claims processed during the period. Substantially all of the additional business from new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. The increase in claims resulted from strong growth in new clients and from an increase in member lives from existing clients. Approximately 11% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services. The remaining increase was attributable to additional sales of the Company's mail pharmacy services.

     COST OF REVENUES. Cost of revenues for the three months ended December 31, 1997 increased by $53.2 million, or 79%, compared to the same period in 1996. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues was approximately 96% in the three months ended December 31, 1996 and 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended December 31, 1997 increased by $835,000, or 44%, compared to the same period in 1996. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.7% for the three months ended December 31, 1996 to 2.1% in the same period in 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended December 31, 1997 increased $200,000 compared to the same period in 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper.

     INCOME TAXES. For the three months ended December 31, 1996 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.20 per share for the three months ended December 31, 1997 compared to $.09 per share for the same period in 1996. The weighted average shares outstanding were
9.5 million and 10.6 million for the three months ended December 31, 1996 and 1997, respectively. The increase in the weighted average shares resulted primarily from the the increase in the Company's stock price which has resulted in more options and warrants becoming common stock equivalents and from the issuance of 2.4 million shares in connection with the Company's initial public offering in October 1996. (See Note 2 for calculation.)

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1996

     REVENUES. Revenues for the nine months ended December 31, 1997 increased $140.1 million, or 79%, compared to revenues for the nine months ended December 31, 1996. Approximately 84% of the increase in revenues was attributable to a 49% increase in the number of pharmacy claims processed during the period. Substantially all of the additional business from new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. The increase in claims resulted from strong growth in new clients and from an increase in member lives from exisitng clients. Approximately 9% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services. The remaining increase was attributable to additional sales of the Company's mail pharmacy services.

     COST OF REVENUES. Cost of revenues for the nine months ended December 31, 1997 increased by $134.2 million, or 79%, compared to the same period in 1996. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues was approximately 96% in the nine months ended December 31, 1996 and 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the nine months ended December 31, 1997 increased by $1.9 million, or 35%, compared to the same period in 1996. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 3.0% for the nine months ended December 31, 1996 to 2.3% in the same period in 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the nine months ended December 31, 1997 increased $1.5 million compared to the same period in 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper. In addition, the Company's cash balance throughout the nine months ended December 31, 1997 included the $10.0 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.3 million proceeds from its October 1996 initial public offering (IPO). These offerings were completed during the nine months ended December 31, 1996, therefore the proceeds were not fully invested throughout the 1996 period. A portion of the proceeds from the IPO were used to retire the Whitney Note and as a result interest expense decreased $379,000.

     INCOME TAXES. For the nine months ended December 31, 1996 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 29% and 38%, respectively. The Company had income tax loss carryforwards available to partially offset income generated in fiscal year ended March 31, 1997, and as a result, lowered the Company's effective tax rate for the nine months ended December 31, 1996.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.50 per share for the nine months ended December 31, 1997 compared to $.27 per share for the same period in 1996. The weighted average shares outstanding were
7.7 million and 10.4 million for the nine months ended December 31, 1996 and 1997, respectively. The increase in the weighted average shares resulted primarily from the issuance of 2.4 million shares in connection with the Company's initial public offering in October 1996 and the issuance of Series B preferred stock in June 1996. The Series B preferred stock is convertible into
1.1 million shares of Common Stock. (See Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had working capital of $25.6 million. The Company's net cash provided by operating activities was $9.3 million for the nine months ended December 31, 1997 resulting primarily from the Company's net income of $5.2 million for the period and due to the timing of receivables and payables resulting from the Company's continued growth. During the nine months ended December 31, 1997 the Company used cash of $5.4 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. In particular, $2.1 million was used to expand the automation and capacity of the Company's mail pharmacy facility. In addition, the mail pharmacy facility, previously leased, was purchased for $1.5 million during the quarter. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months.

SUBSEQUENT EVENT

         On February 9, 1998, the Company announced the acquisition of Innovative Medical Research Inc. (IMR), a privately-held clinical trial and survey research firm based in Towson, Maryland. The transaction is structured as a merger under which the Company issued 876,078 shares and options to purchase 23,922 shares of its Common Stock in exchange for all the outstanding shares and options of IMR. It is expected that the acquisition will be accounted for as a tax-free pooling of interests. Accordingly, at March 31, 1998, all prior period consolidated financial statements of the Company will be restated to include the results of operations, financial position and cash flow of IMR as though it had always been a part of the Company. Financial statements of IMR for the year ended December 31, 1997 are not available.

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

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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



                                   ADVANCE PARADIGM, INC.
                                   (Registrant)



Date: February 13, 1998        By:      /s/ David D. Halbert
                                     -----------------------
                                     David D. Halbert, Chief Executive Officer,
                                     Chairman of the Board and President



Date: February 13, 1998        By:      /s/ Danny Phillips
                                    ----------------------
                                     Danny Phillips, Chief Financial Officer,
                                     Senior Vice President, Secretary and
                                     Treasurer (Principal Financial and
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