Form 10-K405/A
period 1997-03-31
ADVANCE PARADIGM INC
filed 1998-06-01
CIK 1012956

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934

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

                          Yes [X]              No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 30, 1997 as reported on the Nasdaq National Market, was approximately $80,077,000.

   As of May 30, 1997, Registrant had outstanding 7,800,817 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.


================================================================================

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

    The Company's PBM services include clinical and benefit design consultation, formulary and rebate administration, electronic point-of-sale pharmacy claims processing, mail pharmacy distribution, pharmacy network management, drug utilization review ("DUR") and data information reporting services. The Company administers a pharmacy network that includes over 50,000 retail pharmacies throughout the United States. In 1994, as a response to increasing cost- containment pressures from payors, the Company began to utilize its clinical and information systems capabilities to develop health benefit management ("HBM") services. The Company's HBM services include disease management, recommendation of clinical guidelines, patient and physician profiling, case finding and compliance and outcome measurement. In 1995, the Company began marketing its HBM services to health benefit plan sponsors, pharmaceutical manufacturers and contract research organizations, and initiated programs with selected customers. In addition, the Company intends to leverage its existing capabilities and relationships by acquiring companies which have, or are developing, innovative HBM services which will enable the Company to provide a centralized care management alternative for its customers.

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

    The Advance Pharmacies are linked to the Company's Advance Rx(R) on-line claims adjudication and processing system, which contains patient medication history, plan enrollment and eligibility data. The Advance Rx(R) on-line system provides pharmacists with point-of-sale information including plan design, drugs covered, negotiated price and co-payment requirements, as well as extensive drug utilization evaluation capabilities. The Advance Rx(R) system performs on-line concurrent drug utilization evaluation at the point of sale including verification of eligibility, and identifies potential drug interactions, frequency of refills and other matters. Within seconds of submitting a prescription to the Advance Rx(R) system, the pharmacist receives a computerized message as to whether the prescription will be accepted by the Company for payment. In addition, the Company can alert the pharmacist that the prescribed drug is not the preferred formulary drug, that therapeutic or generic substitution opportunities are available, or as to the need to comply with prior authorization programs.

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

    DECISION SUPPORT SYSTEMS. In connection with the monitoring, analysis and evaluation of drug utilization for its PBM customers and following years of development, the Company introduced proprietary decision support systems. One of the Company's proprietary decision support systems, ApotheQuery(R), enables the Company to identify cost-saving opportunities arising from the possible overuse or inappropriate use of drugs, the use of high cost drugs and the use of drugs not on the formulary. The Company's decision support systems have been developed using commercially available technology and are not protected by any patents. The Company protects its decision support systems through physical security measures as well as access security procedures.

    In 1994, the Company began to integrate its customers' pharmacy claims with applicable medical and laboratory claims and patient survey data, when available. This integrated health care database complements the capabilities of ApotheQuery(R) by including data points for diagnosis and treatment codes. This allows the Company and its customers to identify problem areas for the health plan and implement timely clinical solutions. It further enhances the Company's ability to complete meaningful outcomes studies and to develop disease management programs.

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

CUSTOMERS

    Two customers accounted for approximately 18% and 14%, respectively, of the Company's revenues for the year ended March 31, 1997. A different Customer accounted for approximately 27% and 18% of the Company's revenues for the years ended March 31, 1995 and 1996, respectively. No other customer accounted for over 10% of the Company's revenues in fiscal years 1995, 1996 or 1997.

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

YEAR 2000 COMPLIANCE

    The Company has formed a Year 2000 project team to address the Year 2000 issue. The team is composed of both technical and non-technical individuals. The scope of the Year 2000 project includes the review of all technical systems such as hardware, software, programs, databases, phone systems, forms or any other document with a pre-printed century date. The goal of the team is to ensure Year 2000 compliance of all critical business systems of the Company and its electronic partners by March 1999. A Year 2000 compliant system will be able to (1) accept, process, calculate, sort, store and report dates using the correct century and year (2) interface with other Year 2000 compliant systems
(3) automatically cross into the Year 2000 without date-related failures (4) avoid premature expiration of security systems, licenses, or files due to Year 2000 crossover and (5) treat the Year 2000 as a leap year. The Company believes that conversion will be completed by March 1999 and will not pose significant operational problems. However, if such conversions are not completed in a timely manner by all parties, the Year 2000 issue could have a material adverse effect on the Company's systems and operations.

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

 To the Company's knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic substitution programs conducted by independent PBMs, or to the contractual relationships such as those the Company has with certain of its customers. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, and the Company believes that there are material differences between drug- switching programs that have been challenged under these laws and the programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws and regulations, or that any such challenge would not have a material adverse effect upon the Company.

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

    DEPENDENCE ON CERTAIN KEY CUSTOMERS. The Company depends on a limited number of large customers for a significant portion of its consolidated revenues. During fiscal year 1997, the Company's two largest customers, Arkansas Blue Cross & Blue Shield ("Arkansas BCBS") and the State of Oklahoma, accounted for approximately 18% and 14%, respectively, of the Company's consolidated revenues. During this period, the Company's five largest customers accounted for approximately 55% of the Company's revenues. Loss of the Company's accounts with Arkansas BCBS or the State of Oklahoma, or of any other customers which account for a substantial portion of the Company's business, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business- Customers."

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

    COMPETITION. The PBM industry has become very competitive. The Company's competitors include large, profitable and well established companies with substantially greater financial, marketing and other resources than the Company. Several competitors in the PBM business are owned by pharmaceutical manufacturers and may possess purchasing and other advantages over the Company by virtue of such ownership. Price competition in the PBM market has increased and has resulted in reduced margins for many PBMs, including the Company. The Company believes that the primary competitive factors include: independence from drug manufacturers and payors; the quality, scope and costs of products and services offered to insurance companies, HMOs, employers and other sponsors of health benefit plans ("plan sponsors" or "customers") and plan participants; responsiveness to customers' demands; the ability to negotiate favorable rebates and volume discounts from drug manufacturers; the ability to identify and apply effective cost containment programs utilizing clinical strategies; the ability to develop formularies; the ability to market PBM and HBM services to health benefit plan sponsors; a strong managed care customer base which supports the development of HBM products and services; and the commitment to providing flexible, clinically oriented services to customers. There can be no assurance that the Company will continue to remain competitive with respect to the foregoing factors or successfully market integrated PBM or HBM services to new customers. There can be no assurance that consolidation and alliances within the PBM industry will not adversely impact the operations and prospects for independent PBMs such as the Company. See "Business- Competition."

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

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in approximately 8,000 square feet of leased space in Irving, Texas. This lease expires November 30, 1997. The Company's clinical division is located in approximately 18,260 square feet of leased space in Hunt Valley, Maryland. This lease expires March 31, 1999 with an option to renew for an additional five- year term. The Company's data services division is located in approximately 23,000 square feet of leased space in Dallas, Texas. This lease expires November 30, 1999. The Company's mail service pharmacy is located in approximately 38,000 square feet of leased space in Richardson, Texas. This lease expires May 31, 2001 and has a five-year fixed rate renewal option and an option to purchase at any time during the term of the lease. The Company has entered into negotiations to purchase this pharmacy building.


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


Fiscal Year 1997                 High              Low
----------------                ------            ------
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


                                                          Year Ended March 31,
                                          ------------------------------------------------------
                                          1993        1994       1995         1996          1997
                                          ----        ----       ----         ----          ----
                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues ........................   $ 11,867    $ 34,970    $ 91,306    $ 125,333    $ 251,562
   Cost of operations:
     Cost of revenues ..............     11,196      32,612      85,532      117,788      240,810
     Selling, general and
       administrative expenses .....      1,091       2,330       4,963        6,158        7,309
                                       --------    --------    --------    ---------    ---------
       Total cost of operations ....     12,287      34,942      90,495      123,946      248,119
                                       --------    --------    --------    ---------    ---------
   Operating income (loss) .........       (420)         28         811        1,387        3,443
   Interest income .................         --          --          91          366        1,560
   Interest expense ................        (26)       (423)       (878)        (716)        (379)
   Provision for  income taxes .....         --          --          --           --       (1,486)
                                       --------    --------    --------    ---------    ---------
   Net income (loss) ...............   $   (446)   $   (395)   $     24    $   1,037    $   3,138
                                       ========    ========    ========    =========    =========
   Pro forma: (1)
     Net income per share ..........                                       $     .25    $     .39
     Weighted average shares
         outstanding ...............                                           7,037        8,718
   Historical:
     Net income (loss) per share ...   $   (.08)   $   (.07)   $     --    $     .17    $     .38
     Weighted average shares
       outstanding .................      5,625       5,625       6,200        6,200        8,300




                                                                 March 31,
                                              ----------------------------------------------------
                                              1993        1994        1995        1996        1997
                                              ----        ----        ----        ----        ----
                                                                       (In thousands)
BALANCE SHEET DATA:
   Working capital .....................   $  (465)   $    769    $   (453)   $    316    $ 24,864
   Total assets ........................     1,761      29,152      37,288      58,905     107,473
   Long-term debt to related
     parties ...........................        --       6,928       7,000       7,000          --
   Redeemable preferred stock ..........        --      10,256      11,076      11,896          --
   Stockholders' equity (deficit) ......        (9)       (936)     (1,732)     (1,498)     42,528




                                                       Year Ended March 31,
                                              -------------------------------
                                              1994      1995    1996     1997
                                              ----      ----    ----     ----
                                                            (In thousands)
SUPPLEMENTAL DATA: (2)
   Pharmacy network claims
     processed ..........................      816     1,527   9,375   26,579
   Mail pharmacy prescriptions
     filled .............................      228       383     536      677
   Estimated health plan
     members (at period end) ............    3,745     5,208   9,040   10,200

----------------------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.
(2) This data has not been audited and is unavailable for fiscal year 1993.

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

     The Company derives mail pharmacy revenues from the sale of pharmaceuticals to members of health benefit plans sponsored by the Company's customers. These revenues include ingredient costs plus a dispensing fee. In 1992, the Company established a retail pharmacy network which currently consists of over 50,000 retail pharmacies nationwide, and began to provide on-line claims adjudication services. The Company contracts directly with the retail pharmacies in its national network and is "at-risk" for the payment for drugs dispensed. In addition, the Company manages networks of pharmacies that are under direct contract with certain of its customers. When the Company has an independent obligation to pay its own network of retail pharmacy providers, the Company includes as revenues payments from plan sponsors for the drug cost and the claims processing fees. Payments made by the Company to its pharmacy providers are recorded as cost of revenues. For those plan sponsors which have established their own pharmacy network, the Company administers the plan sponsors' network pharmacy contracts. The plan sponsors have the independent obligation to fund payment to those pharmacies under contract and are "at-risk" for the payment for drugs dispensed, and the Company records as revenues only the claims processing fees. In 1993, the Company acquired Advance Clinical, formerly Paradigm Pharmacy Management, Inc., a subsidiary of BCBS of Maryland, and began to offer clinical services to its customers. The Company's clinical services revenues have historically been derived primarily from direct rebate and volume discounts from pharmaceutical manufacturers. Cost of revenues includes product costs and other direct costs associated with the dispensing of prescription drugs through the mail pharmacy, retail pharmacy network and claims adjudication services and clinical services.


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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.

                                        Year Ended March 31,
                                     ------------------------
                                     1995      1996      1997
                                     ----      ----      ----
STATEMENT OF OPERATIONS DATA:
   Revenues ......................   100.0%    100.0%    100.0%
   Cost of operations:
     Cost of revenues ............    93.7      94.0      95.7
     Selling, general and
       administrative expenses ...     5.4       4.9       2.9
                                     -----     -----     -----
          Total cost of operations    99.1      98.9      98.6
                                     -----     -----     -----
   Operating income ..............     0.9       1.1       1.4
   Interest income (expense), net     (0.9)     (0.3)      0.4
   Provision for income taxes ....    --        --         0.6
                                     -----     -----     -----
   Net income ....................     0.0%      0.8%      1.2%
                                     =====     =====     =====

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     REVENUES. Revenues for the year ended March 31, 1997 ("fiscal year 1997") increased by $126.2 million, or 101%, compared to revenues for the fiscal year ended March 31, 1996 ("fiscal year 1996")..The increase in revenues resulted from new contracts signed throughout the year with new customers. The number of lives managed by the Company continued to increase in 1997 as new customers were obtained and the Company's current clients continued to increase their membership and utilization levels. New client contracts resulted from increased marketing efforts and the expansion of the Company's sales and marketing department. Contracts with new customers in 1997 generally include all products offered by the Company including claims processing, mail and clinical.

     Revenues from claims processing increased $101.0 million compared to the prior year. The increase resulted from new client lives and an increase in utilization from existing clients. The increase in new lives resulted in an increase in pharmacy claims processed from 9.4 million in the year ended March 31, 1996 to 26.6 million in the year ended March 31, 1997, a 183% increase. Virtually all of the new 1997 customer contracts utilize the Company's pharmacy network which has shifted a larger percentage of the Company's total revenues to claims processing. Revenues from mail pharmacy services increased $16.2 million compared to the prior year. The increase resulted primarily from the new member lives added during the year ended March 31, 1997. The increase in new lives resulted in an increase in mail prescriptions dispensed from 536,000 in the year ended March 31, 1996 to 677,000 in the year ended March 31, 1997, a 26% increase. Revenues from clinical services increased $9.0 million compared to the prior year. The increase resulted primarily from the new member lives added and the additional claims processed during the year ended March 31, 1997 compared to the prior year.

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


                                                   Three Months Ended
                                     ------------------------------------------------
                                     Mar. 31   June 30   Sept. 30  Dec. 31    Mar. 31
                                       1996      1996      1996      1996      1997
                                     -------   -------   --------  -------    -------
                                                      (In thousands)
STATEMENT OF OPERATIONS DATA:
   Revenues                          $37,313   $49,809   $58,019   $70,025   $73,709
   Cost of operations:
     Cost of revenues                 34,986    47,454    55,540    67,186    70,630
     Selling, general and adminis-
       trative expenses                1,719     1,714     1,781     1,890     1,924
                                     -------   -------   -------   -------   -------
       Total cost of operations       36,705    49,168    57,321    69,076    72,554
                                     -------   -------   -------   -------   -------
   Operating income                      608       641       698       949     1,155
   Interest income, net of expense         7        28       120       467       566
                                     -------   -------   -------   -------   -------
   Net income before taxes           $   615   $   669   $   818   $ 1,416   $ 1,721
                                     =======   =======   =======   =======   =======

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

YEAR 2000 ISSUES

     The Company has formed a Year 2000 project team to address the Year 2000 issue. The Company will incur internal costs as well as external consulting expenses in order to prepare its systems for the new century. The Company is still evaluating the magnitude of these costs, but the Company does not believe the costs associated with the Year 2000 project will be material to the Company's results of operations or financial condition. However, there can be no assurance that the Company's efforts to address the Year 2000 issue will be entirely successful. In addition, there can be no assurance that the software and systems of other companies from which the Company transacts business will become Year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on the Company's systems and operations.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.
     (c) Exhibits Required by Item 601 of S-K: See index to exhibits on pages 29-31.

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





EXHIBIT NO.                EXHIBITS
-----------                --------

4.6*     ---  Amendment No. 1 to Voting, Co-Sale and Right of First Refusal Agreement dated as of
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

4.9*     ---  Common Stock Purchase  Warrant dated  December 8, 1993,  made by the Company in favor of Whitney Debt
              Fund.

4.10     ---  Termination Agreement dated as of October 8, 1996, among the Company, Advance Health Care, David D. Halbert,
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




EXHIBIT NO.                EXHIBITS
-----------                --------

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

--------------
* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931), and incorporated herein by reference.
**   Previously filed with the Company's Form 10-K for the year ended March
     31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on May 29,1998 on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCE PARADIGM, INC.



                                      By:  /s/ David D. Halbert
                                           ------------------------------------
                                           David D. Halbert
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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


         Signature                                   Title                                   Date
         ---------                                   -----                                   ----
/s/ David D. Halbert                        Chairman of the Board, President              May 29, 1998
----------------------------------          and Chief Executive Officer                   ------
David D. Halbert                            (Principal Executive Officer)




/s/ Jon S. Halbert*                         Executive Vice President, Chief               May 29, 1998
----------------------------------          Operating Officer and Director                ------
Jon S. Halbert



/s/ T. Danny Phillips*                      Senior Vice President, Chief                  May 29, 1998
----------------------------------          Financial Officer, Secretary and              ------
T. Danny Phillips                           Treasurer (Principal Financial
                                            and Accounting Officer)


/s/ Peter M. Castleman*                     Director                                      May 29, 1998
----------------------------------                                                        ------
Peter M. Castleman



/s/ Rogers K. Coleman*                      Director                                      May 29, 1998
----------------------------------                                                        ------
Rogers K. Coleman, M.D.



/s/ Stephen L. Green*                       Director                                      May 29, 1998
----------------------------------                                                        ------
Stephen L. Green



/s/ Jeffrey R. Jay*                         Director                                      May 29, 1998
----------------------------------                                                        ------
Jeffrey R. Jay, M.D.



/s/ Kenneth J. Linde*                       Director                                      May 29, 1998
----------------------------------                                                        ------
Kenneth J. Linde



/s/ Michael D. Ware*                        Director                                      May 29, 1998
----------------------------------                                                        ------
Michael D. Ware

*By: /s/ David D. Halbert
     -----------------------------
         David D. Halbert
         Attorney in Fact

                         INDEX TO FINANCIAL STATEMENTS

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES



Report of Independent Public Accountants....................................................................F-2
Consolidated Balance Sheets--March 31, 1996 and 1997........................................................F-3
Consolidated Statements of Operations for the Years Ended March 31, 1995,
   1996 and 1997............................................................................................F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years ended
   March 31, 1995, 1996 and 1997............................................................................F-5
Consolidated Statements of Cash Flows for the Years Ended March 31, 1995,
   1996 and 1997............................................................................................F-6
Notes to Consolidated Financial Statements..................................................................F-7
Report of Independent Public Accountants on Financial Statement Schedule....................................S-1
Schedule II.  Valuation and Qualifying Accounts and Reserves for the
   years ended March 31, 1995, 1996 and 1997................................................................S-2


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



                                                           ARTHUR ANDERSEN LLP

Dallas, Texas,
May 12, 1997

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       March 31,
                                                                            -----------------------------
                                                                                1996            1997
                                                                            ------------    -------------


CURRENT ASSETS:
 Cash and cash equivalents                                                  $ 16,457,000    $  51,086,000
 Accounts receivable, net of allowance for doubtful accounts of
  $130,000 and $142,000, respectively                                         23,078,000       35,343,000
 Inventories                                                                   1,598,000        1,859,000
 Prepaid expenses and other                                                      449,000          426,000
                                                                            ------------    -------------
  Total current assets                                                        41,582,000       88,714,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,935,000 and $3,292,000, respectively                  4,080,000        5,576,000
INTANGIBLE ASSETS, net of accumulated amortization of
  $808,000 and $1,154,000, respectively                                       13,045,000       12,699,000
OTHER ASSETS, net of accumulated amortization of $49,000
 and $0, respectively                                                            198,000          484,000
                                                                            ------------    -------------
  Total assets                                                              $ 58,905,000    $ 107,473,000
                                                                            ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                                           $ 39,000,000    $  59,782,000
 Accrued salaries and benefits                                                 1,283,000        1,991,000
 Income taxes payable                                                                 --          712,000
 Other accrued expenses                                                          934,000        1,365,000
 Current portion of other noncurrent liabilities                                  49,000               --
                                                                            ------------    -------------
  Total current liabilities                                                   41,266,000       63,850,000

NONCURRENT LIABILITIES:
 Long-term debt to related parties                                             7,000,000               --
 Deferred income taxes                                                                --          755,000
 Other noncurrent liabilities, less current portion                              241,000          340,000
                                                                            ------------    -------------
  Total liabilities                                                           48,507,000       64,945,000
                                                                            ------------    -------------


COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
 Series A cumulative convertible preferred stock, $.01 par value, 10,000 shares authorized, issued and outstanding at
  March 31, 1996, converted in October 1996                                   11,896,000               --
                                                                            ------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT):
 Series B convertible preferred stock, $.01 par value; 5,000 shares authorized, 0 and 4,444 shares issued and outstanding
  at March 31,1996 and 1997, respectively                                             --               --
  Common stock, $.01 par value; 25,000,000 shares authorized, 3,130,500 and
  7,800,817 shares issued and outstanding at
  March 31, 1996 and 1997, respectively                                               --           78,000
 Additional paid-in capital                                                    1,518,000       42,891,000
 Accumulated deficit                                                          (3,016,000)        (441,000)
                                                                            ------------    -------------
  Total stockholders' equity (deficit)                                        (1,498,000)      42,528,000
                                                                            ------------    -------------
  Total liabilities and stockholders' equity (deficit)                      $ 58,905,000    $ 107,473,000
                                                                            ============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended March 31,
                                         ---------------------------------------------
                                             1995             1996            1997
                                         ------------    -------------    ------------
REVENUES                                 $ 91,306,000    $ 125,333,000    $251,562,000
                                         ------------    -------------    ------------

COST OF OPERATIONS:
   Cost of revenues                        85,532,000      117,788,000     240,810,000
   Selling, general and
     administrative expenses                4,963,000        6,158,000       7,309,000
                                         ------------    -------------    ------------
        Total cost of operations           90,495,000      123,946,000     248,119,000
                                         ------------    -------------    ------------
   Operating income                           811,000        1,387,000       3,443,000
INTEREST INCOME                                91,000          366,000       1,560,000
INTEREST EXPENSE                             (878,000)        (716,000)       (379,000)
                                         ------------    -------------    ------------
INCOME BEFORE INCOME TAXES                     24,000        1,037,000       4,624,000
PROVISION FOR INCOME TAXES                         --               --       1,486,000
                                         ------------    -------------    ------------
NET INCOME                               $     24,000    $   1,037,000    $  3,138,000
                                         ============    =============    ============

HISTORICAL:
   NET INCOME PER SHARE                  $         --    $        0.17    $       0.38
                                         ============    =============    ============
   WEIGHTED AVERAGE SHARES OUTSTANDING      6,200,187        6,200,187       8,300,049
                                         ============    =============    ============

HISTORICAL NET INCOME                    $     24,000    $   1,037,000    $  3,138,000
   PRO FORMA REDUCTION OF INTEREST
   EXPENSE ON DEBT RETIRED                                     707,000         299,000
                                                         -------------    ------------
PRO FORMA NET INCOME                                     $   1,744,000    $  3,437,000
                                                         =============    ============

PRO FORMA:
   NET INCOME PER SHARE                                  $        0.25    $       0.39
                                                         =============    ============
   WEIGHTED AVERAGE SHARES OUTSTANDING                       7,036,507       8,718,209
                                                         =============    ============






              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997



                                                                   Series B Preferred
                                               Common Stock              Stock
                                        -----------------------    ------------------    Additional
                                         Number of                 Number of              Paid In       Accumulated
                                          Shares        Amount      Shares     Amount     Capital         Deficit          Total
                                        -----------    --------    ---------   ------   ------------    ------------    -----------
BALANCE, March 31, 1994 .............     3,125,000    $     --           --   $   --   $  1,501,000    $ (2,437,000)   $  (936,000)
   Net income .......................            --          --           --       --             --          24,000         24,000
   Dividends and accretion on
     Series A Preferred Stock .......            --          --           --       --             --        (820,000)      (820,000)
                                        -----------    --------    ---------   ------   ------------    ------------    -----------

BALANCE, March 31, 1995 .............     3,125,000          --           --       --      1,501,000      (3,233,000)    (1,732,000)
   Net income .......................            --          --           --       --             --       1,037,000      1,037,000
   Dividends and accretion on
     Series A Preferred Stock .......            --          --           --       --             --        (820,000)      (820,000)
   Issuance of Common Stock
     in connection with the
     exercise of employee
     stock options ..................         5,500          --           --       --         17,000              --         17,000
                                        -----------    --------    ---------   ------   ------------    ------------    -----------

BALANCE, March 31, 1996 .............     3,130,500          --           --       --      1,518,000      (3,016,000)    (1,498,000)
   Net income .......................            --          --           --       --             --       3,138,000      3,138,000
   Issuance of Common Stock
     in connection with the
     exercise of employee
     stock options ..................         3,000          --           --       --         12,000              --         12,000
   Issuance of Series B
     Preferred Stock ................            --          --        4,444       --     10,000,000              --     10,000,000
   Dividends and accretion on
     Series A Preferred Stock .......            --          --           --       --             --        (410,000)      (410,000)
   Issuance of Common Stock
     in connection with an initial
     public offering ................     2,397,067      24,000           --       --     19,111,000              --     19,135,000
   Effect of stock split ............            --      31,000           --       --        (31,000)             --             --
   Issuance of Common Stock
     in connection with the
     conversion of Series A
     Preferred Stock ................     2,500,000      25,000           --       --     12,279,000              --     12,304,000
   Reduction of Common Stock
     outstanding in connection
     with the merger with AHC .......      (229,750)     (2,000)          --       --          2,000              --             --
   Dividends on Series B
     Preferred Stock ................            --          --           --       --             --        (153,000)      (153,000)
                                        -----------    --------    ---------   ------   ------------    ------------    -----------
BALANCE, March 31, 1997 .............     7,800,817    $ 78,000        4,444   $   --   $ 42,891,000    $   (441,000)   $42,528,000
                                        ===========    ========    =========   ======   ============    ============    ===========





       The accompanying notes are an integral part of these consolidated financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended March 31,
                                                           --------------------------------------------
                                                               1995           1996             1997
                                                           ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $     24,000    $  1,037,000    $  3,138,000
   Adjustments to reconcile net income to net
     cash provided by operating activities--
         Depreciation and amortization                         969,000       1,313,000       1,704,000
         Noncash interest expense                              162,000              --              --
         Provision for doubtful accounts                        58,000          23,000          12,000
         Change in certain assets and liabilities--
             Accounts receivable                            (5,333,000)     (7,104,000)    (12,277,000)
             Inventories                                      (183,000)       (367,000)       (261,000)
             Prepaid expenses and other assets                (324,000)        (58,000)       (265,000)
             Accounts payable, accrued expenses
                and other noncurrent liabilities             8,285,000      20,809,000      23,387,000
                                                          ------------    ------------    ------------
             Net cash provided by operating activities
                                                             3,658,000      15,653,000      15,438,000
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (2,245,000)     (1,594,000)     (2,853,000)
                                                          ------------    ------------    ------------
             Net cash used in investing activities          (2,245,000)     (1,594,000      (2,853,000)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                        --              --      10,000,000
   Net proceeds from issuance of Common Stock                       --          17,000      19,147,000
   Payments on long-term obligations                          (245,000)       (244,000)     (6,950,000)
   Payment of preferred stock dividend                              --              --        (153,000)
                                                          ------------     -----------     -----------
             Net cash provided by (used in) financing
               activities                                     (245,000)       (227,000)     22,044,000
                                                          ------------    ------------     -----------

NET INCREASE IN CASH                                         1,168,000      13,832,000      34,629,000
CASH AND CASH EQUIVALENTS, beginning of year                 1,457,000       2,625,000      16,457,000
                                                          ------------    ------------     -----------
CASH AND CASH EQUIVALENTS, end of year                    $  2,625,000    $ 16,457,000    $ 51,086,000
                                                          ============    ============    ============


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

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Impairment of Long-Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill, may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows, impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets and goodwill is estimated based on quoted market prices, if available, or the expected total value of the cash flows, on a discounted basis.

Fair Value of Financial Instruments

     The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities.

Revenue Recognition

     Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacy are recognized when each prescription is shipped. Revenue from sales of prescription drugs by pharmacies in the Company's nationwide network and claims processing fees are recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line claims processing system. When the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. If the Company is only administering plan sponsors' network pharmacy contracts, the Company records the claims processing service fees as revenues. Clinical, formulary, rebate and disease management service revenues are recognized as the services are performed

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

and the rebates are earned in accordance with contractual agreements. Revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the achievement of certain milestones. Revenues are recognized as billed and based on the completion of the milestone measurements.

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

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


3. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                           March 31,
                                                  --------------------------
                                                      1996           1997
                                                  -----------    -----------

Machinery and equipment .......................   $   709,000    $   834,000
Computer equipment and software ...............     3,963,000      6,232,000
Furniture and equipment .......................       924,000      1,071,000
Leasehold improvements ........................       419,000        731,000
                                                  -----------    -----------
                                                    6,015,000      8,868,000
Less--Accumulated depreciation and amortization    (1,935,000)    (3,292,000)
                                                  -----------    -----------
                                                  $ 4,080,000    $ 5,576,000
                                                  ===========    ===========


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

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

5.   OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following:

                                                 March 31,
                                           ---------------------
                                              1996        1997
                                           ---------    --------
Capital lease obligation ...............   $  49,000    $     --
Other liabilities ......................     241,000     340,000
                                           ---------    --------
                                             290,000     340,000
Less--Current portion ..................     (49,000)         --
                                           ---------    --------
                                           $ 241,000    $340,000
                                           =========    ========

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


6.   LEASES:

     The Company leases office and dispensing facility space, equipment, and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 1997, as follows:

   Years Ending                                                         Operating
      March 31,                                                            Leases

       1998...................................................         $2,393,000
       1999...................................................          2,228,000
       2000...................................................          1,847,000
       2001...................................................            560,000
       2002...................................................             81,000
                                                                       ----------
            Total minimum lease payments......................         $7,109,000
                                                                       ==========

Total rent expense incurred in the years ended March 31, 1995, 1996 and 1997 was $714,000, $1,135,000 and $2,204,000, respectively.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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


8.   CONCENTRATION OF BUSINESS:


     Two customers accounted for approximately 18% and 14%, respectively, of the Company's revenues for the year ended March 31, 1997. A different customer accounted for approximately 27% and 18% of the Company's revenues for the years ended March 31, 1995, and 1996, respectively. No other customer accounted for over 10% of the Company's revenues in fiscal years 1995, 1996 or 1997.

9.   STOCK TRANSACTIONS:

Series B Preferred Stock

     On June 25, 1996, the Company issued a total of 4,444 shares of $.01 par value, Series B convertible preferred stock ("Series B Preferred Stock") to a customer at a price of $2,250 per share. Shares of the Series B Preferred Stock may be converted by the holder into 250 fully-paid and non-assessable shares of Common Stock. Holders of the Series B Preferred Stock are not entitled to vote on any matter. Holders of the Series B Preferred Stock are entitled to receive, out of funds legally available therefor, cumulative dividends, calculated without compounding, equal to $45.00 per share per annum. Such cumulative dividends accrue and accumulate from the date of issuance and are payable on March 31 of each year. Furthermore, holders of the Series B

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. STOCK TRANSACTIONS: (CONTINUED)

Preferred Stock are entitled to any dividends that the Board of Directors may declare to be payable on shares of Common Stock as if the shares of Series B Preferred Stock had been converted into shares of Common Stock. Upon the liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock have the right, prior to any existing or future classes of capital stock, to receive $10.0 million plus all accrued and unpaid dividends of Series B Preferred Stock and to participate equally and ratably with holders of the Common Stock in the net assets of the Company available for distribution to stockholders. The Company, in its sole discretion, may redeem any or all of such holders' shares at a price equal to the original price paid per share, plus accrued and unpaid dividends. The Company has the right to convert the Series B Preferred Stock into Common Stock at any time after the fifth anniversary of issuance. If the Company forces such a conversion, holders of the Series B Preferred Stock will be entitled to piggy-back registration rights in connection with future registered offerings of shares of Common Stock.

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

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

     Immediately prior to the consummation of the Offering, AHC was merged with and into the Company (the "Merger"). The Merger was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of the predecessor were based on historical cost, and its operations are included from the date of its formation. Prior to the Merger, AHC held 3,125,000 shares of the Company's Common Stock. In connection with the Merger, the AHC incentive stock option plan was merged with the Company's Incentive Stock Option Plan, and holders of options under the AHC incentive stock option plan received options to purchase Common Stock under the Company's Incentive Stock Option Plan. In the Merger, the Company canceled the shares held by AHC and issued shares of Common Stock directly to the AHC stockholders (the "AHC Stockholders") based upon their fully-diluted proportionate ownership interests in AHC after giving consideration to the new shares of AHC to be issued in repayment of debt as indicated below. After the Merger, there were 2,903,750 shares of Common Stock outstanding and 229,750 additional options outstanding at exercise prices ranging from $0.65 to $2.71 per share. Immediately prior to the Merger, AHC distributed the stock of certain subsidiaries of AHC, operating in businesses unrelated to the Company, to the AHC Stockholders. Prior to such spin-off, certain indebtedness owed by AHC to several of its stockholders (including certain indebtedness of AHC payable to an affiliate of a preferred stockholder of the Company which was assumed by an AHC stockholder) was exchanged for additional shares of AHC common stock. The spin-off and exchange of indebtedness did not impact the number of shares of the Company's Common Stock outstanding.

     The Common Stock outstanding as of March 31, 1997 resulted from the following transactions:

     Shares outstanding after the Merger........................................            2,903,750
     Shares sold in the offering................................................            2,397,067
     Shares issued from the conversion of Series A Preferred Stock..............            2,500,000
                                                                                            ---------
                                                                                            7,800,817
                                                                                            =========

     The Company has 3,130,500 and 7,800,817 shares of Common Stock issued and outstanding at March 31, 1996 and 1997, respectively. The Company has reserved shares of Common Stock at March 31, 1997, for the following:

     Conversion of Series B Preferred Stock ....................................            1,111,111
     Exercise of stock options .................................................            2,037,750
     Exercise of warrants ......................................................            1,025,500
                                                                                            ---------
                                                                                            4,174,361
                                                                                            =========

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

     The Company accounted for these warrant agreements under the provisions of FASB 123 and the related EITF 96-3. These pronouncements require that all stock issued to non-employees be accounted for based on the fair value of the consideration received or the fair value of equity instruments issued. In addition, they require that the fair value should be measured on the date the parties come to a "mutual understanding of the terms of the arrangement and agree to a binding contract" (i.e. the grant date). If the number of equity instruments is contingent upon the outcome of future events, the number of instruments that should be accounted for when determining the fair value of the transaction should be based on the best available estimate of the number of instruments expected to be issued.

     Subsequent to November 20, 1997, the Company will follow the guidance of EITF 96-18, under which the measurement date will be the earlier of the performance commitment date or completed performance date. The Company chose not to retroactively apply EITF 96-18 to the eligible warrants, but chose to apply this EITF prospectively to new arrangements and any modifications of existing arrangements.

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

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. STOCK OPTION PLAN:  (CONTINUED)

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



                                               1995                          1996                            1997
                                     ----------------------------------------------------------------------------------------
                                        Shares       Wtd. Avg.         Shares      Wtd. Avg.          Shares       Wtd. Avg.
                                                     Ex. Price                     Ex. Price                       Ex. Price
                                     ----------------------------------------------------------------------------------------

Outstanding at beginning of year       636,750      $      3.28         783,500    $      7.80         810,500    $      5.15
Granted                                146,750            27.38         195,500          12.82         445,000          10.34
Transferred from AHC                        --               --              --             --         229,750           1.12
Exercised                                   --               --          (5,500)          3.20          (3,000)          3.20
Canceled                                    --               --        (163,000)         27.12         (24,500)         10.75
                                      --------      -----------        --------    -----------       ---------    -----------
Outstanding at end of year             783,500             7.80         810,500           5.15       1,457,750           6.02
                                      ========      ===========        ========    ===========       =========    ===========
Exercisable at end of year             127,500             3.28         276,500           5.84         632,850           2.95
Price range                       $3.20 to $30.00                  $3.20 to $11.00                 $.65 to $19.75
Weighted average fair value
   of options granted              $     --                            $   3.88                       $   3.31


                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. STOCK OPTION PLAN:  (CONTINUED)

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 1,457,750 options outstanding as of March 31, 1997.


                                       Options Outstanding                    Options Exercisable
                                       ----------------------------------  -------------------------------
                                            Weighted        Wtd. Avg.                         Weighted
                                         Avg. Exercise      Contractual                     Avg. Exercise
Exercise Price Range          Shares         Price          Life (yrs.)       Shares           Price
----------------------------------------------------------------------------------------------------------

$   .65     to  $  2.71         229,750    $     1.12          4.1            229,750          $ 1.12
$   3.20    to  $  4.80         610,000    $     3.29          6.5            366,000          $ 3.29
$   9.00    to  $  12.50        608,000    $    10.37          7.1             37,100          $10.97
$   18.75   to  $  19.75         10,000    $    19.25          9.8                 --              --


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

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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


12. INCOME TAXES:

     The provision for income taxes for the year ended March 31, 1997 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:


                               1995         1996          1997
                             --------    ---------    -----------

Tax at U.S. federal          $  8,000    $ 353,000    $ 1,572,000
  income tax rate
Benefit of operating          (16,000)    (382,000)       (89,000)
  loss carryforwards
Other, net                      8,000       29,000          3,000
                             --------    ---------    -----------
Provision for income taxes   $     --    $      --    $ 1,486,000
                             ========    =========    ===========


     Of the $1,486,000 provision for income taxes in 1997, $755,000 represents deferred income taxes, $19,000 has been paid in the current year, with the remainder of $712,000 currently due.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows:


                                         March 31,                 March 31,
                                          1996       Changes         1997
                                        ---------    ---------     --------

Gross deferred tax asset:
  Net operating loss carryforwards...   $ 652,000    $(652,000)   $      --
  Other accruals ....................     142,000       (3,000)     139,000
  Other .............................      44,000        4,000       48,000
                                        ---------    ---------     --------
                                          838,000     (651,000)     187,000
Gross deferred tax liability:
  Amortization of goodwill ..........    (458,000)    (196,000)    (654,000)
  Depreciation ......................    (193,000)     (95,000)    (288,000)
                                        ---------    ---------    ---------
                                         (651,000)    (291,000)    (942,000)

  Valuation allowance ...............    (187,000)     187,000           --
                                        ---------    ---------    ---------
  Net deferred tax liability ........   $      --    $(755,000)   $(755,000)
                                        =========    =========    =========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Advance Paradigm, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 12, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the CommissionOs rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          /s/ ARTHUR ANDERSEN LLP


Dallas, Texas
May 12, 1997

                             ADVANCE PARADIGM, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          Balance at   Additions                 Balance at
                                                          Beginning   Charged to      (1)          End of
                                                           of Year     Expenses    Deductions       Year
                                                           -------     --------    ----------       ----
Year ended March 31, 1995:
     Allowance for doubtful accounts receivable .......   $ 91,000     $58,000     $ (8,000)      $141,000

Year ended March 31, 1996:
     Allowance for doubtful accounts receivable .......   $141,000     $23,000     $(34,000)      $130,000

Year ended March 31, 1997:
     Allowance for doubtful accounts receivable .......   $130,000     $12,000     $     --       $142,000




----------------------
(1) Uncollectible accounts written off, net of recoveries.