Form 10-K
period 1998-03-31
ADVANCE PARADIGM INC
filed 1998-06-29
CIK 1012956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-21447

                             ADVANCE PARADIGM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                75-2493381
   (State or other jurisdiction of         (I.R.S. employer Identification No.)
    incorporation of organization)


545 E. JOHN CARPENTER FREEWAY, SUITE 1570, IRVING, TX               75062
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

                               Yes [X]      No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1998 as reported on the Nasdaq National Market, was approximately $278,139,000.

      As of May 31, 1998, Registrant had outstanding 10,020,680 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.


================================================================================

ITEM 1.  BUSINESS

OVERVIEW

     Advance Paradigm, Inc. (the "Company") is a leading independent provider of pharmacy benefit management ("PBM") services to health benefit plan sponsors, based on the over twelve million health plan members enrolled in the Company's programs. The Company's primary focus is on the delivery of cost-effective, high quality, integrated PBM services. In addition, the Company has developed and is expanding its clinical expertise and disease management services to meet the specialized needs of its plans' members, particularly those requiring costly, long-term and recurring therapies. These services are designed to inform and educate health benefit plan sponsors, their members and participating physicians of nationally recognized practice guidelines for various disease states and to encourage compliance with these guidelines.

     The Company's PBM services include clinical and benefit design consultation, formulary and rebate administration, electronic point-of-sale pharmacy claims processing, mail pharmacy distribution, pharmacy network management, drug utilization review ("DUR") and data information reporting services. The Company administers a pharmacy network that includes over 52,000 retail pharmacies throughout the United States. In response to increasing cost-containment pressures of its clients, the Company utilized its clinical and information systems capabilities to develop health benefit management ("HBM") services. The Company's HBM services include disease management, recommendation of clinical guidelines, patient and physician profiling, case finding, compliance and outcome measurement and survey research. The Company markets its HBM services to health benefit plan sponsors and pharmaceutical manufacturers, and has initiated several programs with selected customers. In addition, the Company intends to leverage its existing capabilities and relationships by acquiring companies which have, or are developing, innovative HBM services which will enable the Company to provide a centralized care management alternative for its customers. In 1998, the Company further enhanced its HBM product offerings by merging with Innovative Medical Research, Inc. ("IMR"), a privately held clinical trial and survey research firm based in Towson, Maryland.

     The Company has four wholly owned subsidiaries, Advance Paradigm Mail Services, Inc. ("Advance Mail"), Advance Paradigm Data Services, Inc. ("Advance Data") Advance Paradigm Clinical Services, Inc. ("Advance Clinical") and IMR. Advance Mail operates as a mail order pharmacy. Advance Data offers plan participants an alternative for purchasing prescriptions through a network of retail pharmacies and provides claims adjudication services. Advance Clinical, formerly a wholly owned subsidiary of Blue Cross and Blue Shield of Maryland, provides clinical and benefit design consultation, and formulary and rebate administration. In February 1998, API merged with IMR, a privately held clinical trial and survey research firm.

INDUSTRY BACKGROUND

     In response to escalating health care costs, cost containment efforts in the health care industry have led to rapid growth in managed care. Despite these efforts, continued advances in medical technology and new drug development have led to significant increases in drug utilization and related costs, creating a need for more efficient, cost effective drug delivery mechanisms. PBM services evolved to address this need. Through volume discounts, retail pharmacy PPO networks, mail pharmacy services, formulary administration, claims processing and DUR, PBMs created an opportunity for health benefit plan sponsors to provide for drug delivery to their members in a cost-effective manner while improving patient compliance with recommended guidelines.

     Traditionally, PBMs focused primarily on cost containment by (i) generating volume rebates from pharmaceutical companies, (ii) encouraging substitution of generics for branded medications and (iii) obtaining price discounts through the retail pharmacy network and mail distribution. Over the last several years, in response to increasing payor demand, PBMs have begun to develop sophisticated formulary management capabilities and comprehensive, on-line customer decision support tools in an attempt to better manage the delivery of health care and ultimately costs. Simultaneously, health benefit plan sponsors have begun to focus on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. There is growing demand among payors for comprehensive disease management programs as cost containment becomes more dependent on improvements in the quality of care. HBM services have been developed to address this demand through the use of traditional PBM services combined with clinical expertise and sophisticated information systems.

THE ADVANCE PARADIGM SOLUTION

     The Company provides benefit design, formulary and rebate administration, point-of-sale pharmacy claims processing, mail pharmacy services, pharmacy network management, DUR and data information reporting services. Through its HBM services, the Company utilizes its expertise in development of formulary designs, recommends "best practices" guidelines, and has created patient and physician profiling, clinical intervention strategies and proprietary case finding techniques. The Company's proprietary decision support systems provide a platform for the delivery of outcomes-based HBM services. As part of its HBM services, which integrate the Company's decision support systems with its core clinical expertise, the Company currently provides disease management programs that address various disease states.

SERVICES

     PHARMACEUTICAL BENEFIT MANAGEMENT. The Company's PBM services include clinical and benefit design consultation, formulary and rebate administration, electronic point-of-sale pharmacy claims processing, mail pharmacy distribution, pharmacy network management, DUR and data information reporting. The Company administers a pharmacy network which includes over 52,000 retail pharmacies throughout the United States. The Company currently provides PBM services to over 600 health plan benefit sponsors covering over twelve million plan members enrolled in the Company's programs.

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

     DATA SERVICES. The Company's retail pharmacy network and claims adjudication services provide plan sponsors an efficient, automated claims processing network that permits point-of-sale adjudication and data collection. The Company administers a network of approximately 52,000 retail pharmacies which are preferred providers of prescription drugs to members of the pharmacy benefit plans managed by the Company (the "Advance Pharmacies"). The Advance Pharmacies have agreed to accept payments at predetermined negotiated rates, which the Company believes to be generally more favorable than typical retail prices. The Company's claims adjudication services division is its most rapidly growing division with the number of claims processed increasing from approximately 816,000 claims in fiscal year 1994 to over 38.3 million claims processed in fiscal year 1998, including over 11.0 million claims processed in the quarter ended March 31, 1998.

     The Advance Pharmacies are linked to the Company's Advance Rx(TM) on-line claims adjudication and processing system, which contains patient medication history, plan enrollment and eligibility data. The Advance Rx(TM) on-line system provides pharmacists with point-of-sale information including plan design, drugs covered, negotiated price and co-payment requirements, as well as extensive drug utilization evaluation capabilities. The Advance Rx(TM) system performs on-line concurrent drug utilization evaluation at the point of sale including verification of eligibility, and identifies potential drug interactions, frequency of refills and other matters. Within seconds of submitting a prescription to the Advance Rx(TM) system, the pharmacist receives a computerized message as to whether the prescription will be accepted by the Company for payment. In addition, the Company can alert the pharmacist that the prescribed drug is not the preferred formulary drug, that therapeutic or generic substitution opportunities are available, or as to the need to comply with prior authorization programs.

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

     The Company's mail service pharmacy is located in approximately 38,000 square feet, in a building owned by the Company, in Richardson, Texas and currently dispenses over 20,000 prescriptions per week. The mail service dispensing process is highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To ensure accurate dispensing of prescriptions, the mail service system is equipped with automated quality control features, and each prescription is inspected by a registered pharmacist.

     HEALTH BENEFIT MANAGEMENT. The Company's HBM services include disease management, recommendation of clinical guidelines, patient and physician profiling, case finding and compliance and outcomes measurement and clinical trials and survey research. By analyzing patients' medical and pharmacy claim patterns, the Company can assist payors and health care providers in the early identification of patients whose care might be improved through additional or alternative treatment or medication.

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

     In 1998, the Company merged with IMR, a privately held clinical trials and survey research firm based in Towson, Maryland. IMR provides comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. In addition, IMR offers proprietary survey capabilities for biomedical and epidemiological studies with valuable applications within the managed care and pharmaceutical industries. IMR utilizes a call center and medically appropriate surveys to identify patients eligible to participate in its clinical trials. This patient enrollment method is designed to reduce drug development time which permits sponsors of clinical trials to get their products into the market faster and to maximize the economic return for such products. Since the introduction of IMR's recruiting system, in 1993, IMR has undertaken studies from many of the major pharmaceutical companies in several therapeutic classes. Access to the Company's decision support systems presents an opportunity to enhance IMR's capability in surveying and trials recruiting.

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

SALES, MARKETING AND CUSTOMER SERVICE

     The Company markets and sells its services through a direct sales force consisting of seven national sales and marketing representatives located in Baltimore, Cleveland, New York, St. Louis, Scottsdale and Irving. Sales and marketing representatives are supported by a staff of customer service representatives in the Company's facilities located in the Baltimore and Dallas areas. The Company's proposal development group and marketing staff also work closely with the sales representatives. The typical sales cycle takes approximately six to nine months.

CUSTOMERS

     A significant portion of the Company's revenues result from contracts with customers. These contracts normally have terms from one to five years with renewal options.

     One customer of the Company accounted for approximately 14% and 15% of the Company's revenues for the years ended March 31, 1997 and 1998, respectively. Another customer accounted for approximately 21% of the Company's revenues for the year ended March 31, 1998. A third customer accounted for approximately 18% of the Company's revenues for the year ended March 31, 1997, but revenues from this customer did not exceed 10% of the Company's revenues for the year ended March 31, 1998. A fourth customer accounted for approximately 18% of the Company's revenues for the year ended March 31, 1996, but revenues from this customer did not exceed 10% of the Company's revenues in either the year ended March 31, 1997 or 1998. No other customer accounted for over 10% of the Company's revenues in fiscal years 1996, 1997, or 1998.

COMPETITION

     The Company competes with a number of larger, national companies, including Caremark International Inc. (a subsidiary of MedPartners, Inc.), Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham Corporation), Express Scripts, Inc. (an affiliate of NYLIFE HealthCare Management, Inc.), Merck Medco Managed Care, Inc., (a subsidiary of Merck & Co., Inc.), and PCS Health Systems, Inc. (a subsidiary of Eli Lilly & Company). These competitors are significantly larger than the Company and possess greater financial, marketing and other resources than the Company. To the extent that competitors are owned by pharmaceutical manufacturers, they may have pricing advantages that are unavailable to the Company and other independent PBMs.

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

YEAR 2000 COMPLIANCE

     The Company has formed a Year 2000 project team to address the Year 2000 issue. The team is composed of both technical and non-technical individuals. The scope of the Year 2000 project includes the review of all technical systems such as hardware, software, programs, databases, phone systems, forms or any other document with a pre-printed century date. The goal of the team is to ensure Year 2000 compliance of all critical business systems of the Company and its electronic partners by March 1999. A Year 2000 compliant system will be able to accept, process, calculate, sort, store and report dates using the correct century and year; interface with other Year 2000 compliant systems; automatically cross into the Year 2000 without date-related failures; avoid premature expiration of security systems, licenses, or files due to Year 2000 crossover; and treat the Year 2000 as a leap year. The Company believes that conversion will be completed by March 1999 and will not pose significant operational problems. However, if such conversions are not completed in a timely manner by all parties, the Year 2000 issue could have a material adverse effect on the Company's systems and operations.

LIABILITY INSURANCE

     Certain aspects of the Company's operations, including the dispensing of pharmaceuticals and health benefit management services, may subject the Company to claims for personal injuries, including those resulting from dispensing errors, package tampering, product defects and clinical trials. The Company carries the types of insurance customary in its industry, including professional, general, and product liability insurance. The Company believes that its insurance protection is adequate for its present business operations. Although PBM and HBM companies in general have not, as yet, experienced any unusual difficulty in obtaining insurance at an affordable cost, there can be no assurance that the Company will be able to maintain its coverage at acceptable costs in the future or, if it does, that the amount of such coverage would be sufficient to cover all potential claims.

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

     Certain federal and related state laws and regulations affect aspects of the Company's PBM business. Among these are the following:

     FDA REGULATION. The U. S. Food and Drug Administration (the "FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf" of a drug manufacturer. In January 1998, the FDA issued a draft guidance concerning promotional activities by PBM companies that are performed on behalf of sponsors of medical products. Because the guidance is in draft form, it does not represent official agency policy; however it does provide insight into the FDA's position on the issue. Under this draft guidance, the FDA would hold medical products sponsors responsible for promotional activities by subsidiary PBMs when such activities violate the Food Drug and Cosmetic Act. The guidance also provides for product sponsor liability for the acts of certain nonsubsidiary PBMs, depending upon the nature and extent of the relationship between the sponsor and the PBM. Although serious questions surround the legal basis for the FDA's position on the PBM regulation, the publication of the draft guidance indicates increased agency interest in the area. In addition, the FDA has regulatory authority over the conduct of clinical research and studies.

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

     NETWORK ACCESS LEGISLATION. A majority of states have adopted some form of legislation affecting the ability of the Company to limit access to pharmacy provider networks or from removing network providers. Such legislation may require the Company or its customers to admit any retail pharmacy willing to meet the plan's price and other terms for network participation; this legislation is sometimes referred to as "any willing provider" legislation. The Company has not been materially affected by these statutes because it administers a large network of over 52,000 retail pharmacies and will admit any licensed pharmacy that meets the Company's credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

     LEGISLATION IMPOSING PLAN DESIGN RESTRICTIONS. Some states have legislation that prohibits the plan sponsor from implementing certain restrictive design features. For example, some states provide that members of the plan may not be required to use network providers, but must also be provided with benefits even if they choose to use non-network providers; this legislation is sometimes referred to as "freedom of choice" legislation. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers such as HMOs and insurers. If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through PBM and HBM services.

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

EMPLOYEES

     As of May 31, 1998, the Company had 697 employees. None of the employees are represented by a labor union. In the opinion of management, the Company's relationship with its employees is good.

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

RISK FACTORS

In addition to the other information set forth and incorporated by reference in this Prospectus, prospective purchasers of the Shares should consider carefully the following risk factors in evaluating an investment in the Company.

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

     GROWTH OF HBM SERVICES. The Company is presently expending significant resources to develop and expand its HBM services, and the Company anticipates that it will continue to expend significant resources in the foreseeable future. The Company historically has experienced expense increases when introducing new services. In addition, the Company's strategy for expanding its HBM services entails the acquisition of HBM services providers, or other transactions with such providers to acquire HBM services capabilities. Because the HBM services market is in an emerging stage, there can be no assurance that the Company will be able to consummate such acquisitions or other transactions. Moreover, there can be no assurance that HBM services developed or acquired by the Company will be profitable or that the demand for such services will exist in the future. See "--Risk of Acquisitions."

     MANAGEMENT OF GROWTH. The Company's business has grown rapidly in the last four years, with total revenues increasing from $35.0 million in fiscal year 1994 to $476.7 million in fiscal year 1998. The Company's recent expansion has resulted in substantial growth in the number of its employees (from 117 at March 31, 1994 to 655 at March 31, 1998), the scope of its operating and financial systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if such growth continues will increasingly place, a significant strain on the Company's management and operations. Accordingly, the Company's future operating results will depend on the ability of its officers and other key employees to continue implementing and improving its operations, customer support and financial control systems, and to effectively expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully or provide the necessary management resources to successfully manage its business, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON CERTAIN KEY CUSTOMERS. The Company depends on a limited number of large customers for a significant portion of its consolidated revenues. During fiscal year 1998, the Company's two largest customers, United Mine Workers of America ("UMW") and the State of Oklahoma, accounted for approximately 21% and 15%, respectively, of the Company's consolidated revenues. During this period, the Company's five largest customers accounted for approximately 57% of the Company's revenues. Loss of the Company's accounts with UMW or the State of Oklahoma, or of any other customers which account for a substantial portion of the Company's business, could have a material adverse effect on the Company's business, operating results and financial condition.

     POTENTIAL DECLINE IN REBATE REVENUE. Approximately 15% of the Company's consolidated revenues is attributable to arrangements with drug manufacturers relating to volume-based rebate payments as well as fees charged for other products and services. The loss of the Company's account with any of the major drug manufacturers under such arrangements or the failure of the Company to meet certain conditions under such arrangements could have a material adverse effect upon the Company's business, operating results and financial condition. Over the next few years as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered rebates on their drugs. In addition, the Company is unable to predict the effect on rebate arrangements that might result if the recent trend of consolidations and alliances in the drug and managed care industry continues, particularly between pharmaceutical manufacturers and PBMs.

     CONSOLIDATION AMONG CUSTOMERS. Over the past several years, insurance companies, HMOs and managed care companies have experienced significant consolidation. The Company's managed care customers have been and may continue to be subject to consolidation pressures. Although the Company may benefit from certain consolidations in the industry, there can be no assurance that additional customers will not be lost as a result of acquisitions and no assurance that such activity will not have a material adverse effect upon the Company's business, operating results and financial condition. Consolidation, strategic alliances and in general continued intense competition in the PBM industry have resulted in the past, and may result in the future, in the loss of certain of the Company's customers. There can be no assurance that new and renewal contracts will offset the revenues lost from customers electing not to renew their contracts with the Company. The Company's contracts with its customers typically provide for multi-year terms, with automatic 12-month renewals thereafter unless terminated by either party to any given contract upon written notice delivered prior to the annual renewal date. See "--Dependence on Certain Key Customers."

     COMPETITION. The PBM industry has become very competitive. The Company's competitors include large, profitable and well established companies with substantially greater financial, marketing and other resources than the Company. Several competitors in the PBM business are owned by pharmaceutical manufacturers and may possess purchasing and other advantages over the Company by virtue of such ownership. Price competition in the PBM market has resulted in reduced margins for many PBMs, including the Company. The Company believes that the primary competitive factors include: independence from drug manufacturers and payors; the quality, scope and costs of products and services offered to insurance companies, HMOs, employers and other sponsors of health benefit plans ("plan sponsors" or "customers") and plan participants; responsiveness to customers' demands; the ability to negotiate favorable rebates and volume discounts from drug manufacturers; the ability to identify and apply effective cost containment programs utilizing clinical strategies; the ability to develop formularies; the ability to market PBM and HBM services to health benefit plan sponsors; a strong managed care customer base which supports the development of HBM products and services; and the commitment to providing flexible, clinically oriented services to customers. There can be no assurance that the Company will continue to remain competitive with respect to the foregoing factors or successfully market integrated PBM or HBM services to new customers. There can be no assurance that consolidation and alliances within the PBM industry will not adversely impact the operations and prospects for independent PBMs such as the Company.

     RISK OF ACQUISITIONS. Part of the Company's strategy for growth includes acquisitions of complementary services, technologies or businesses that could allow the Company to offer a set of integrated services, in addition to PBM services, to better serve the needs of health benefit plan sponsors. The Company completed the merger with IMR in February 1998 and will continue to review future acquisition opportunities. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of services, technologies or businesses. In addition, acquisitions, once consummated, involve many risks including difficulties in the assimilation of the operations, services and products of the acquired company; the diversion of management's attention from other business concerns; and the potential loss of key employees of the acquired company. There is significant competition for acquisition opportunities in the PBM and HBM industries. The Company may compete for acquisition opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or integrating any such services, technologies or businesses or once acquired, that the Company will be successful in selling or integrating such services, technologies or businesses.

     DEPENDENCE ON KEY MANAGEMENT. The Company believes that its continued success will depend to a significant extent upon the continued services of its senior management, in particular David D. Halbert, Chairman of the Board, Chief Executive Officer and President of the Company. The loss of the services of Mr. David D. Halbert or other persons in senior management could have a material adverse effect on the Company's business.

     INTANGIBLE ASSETS. At March 31, 1998, approximately $12.4 million, or 8% of the Company's total assets consisted of intangible assets. These intangible assets are being amortized over a period of 40 years. In the event of any sale or liquidation of the Company, there can be no assurance that the value of such intangible assets will be realized. In addition, any significant decrease in the value of such intangible assets could have a material adverse effect on the Company's business, operating results and financial condition.

     GOVERNMENT REGULATION. The PBM industry is subject to extensive federal and state laws and regulations, and compliance with such laws and regulations imposes significant operational requirements for the Company. The regulatory requirements with which the Company must comply in conducting its business vary from state to state. Management believes that the Company is in substantial compliance with all existing statutes and regulations material to the operation of its business. The impact of future legislation and regulatory changes on the Company's business cannot be predicted, and there can be no assurance that the Company will be able to obtain or maintain the regulatory approvals required to operate its business. From time to time, retail pharmacists have expressed opposition to mail order pharmacies. Retail pharmacies, state pharmacy associations or state board of pharmacies in some states have attempted to secure the enactment or promulgation of statutes or regulations that could have the effect of hindering or in some cases prohibiting the delivery of prescription drugs into such state by a mail service pharmacy. In January 1998, the U.S. Food and Drug Administration ("FDA") issued a Notice and Draft Guidance regarding the regulation of certain activities of PBMs that are directly or indirectly controlled by drug manufacturers. On April 6, 1998, the Company submitted written comments to the FDA wherein the Company stated its position that the proposed regulations should not apply to PBMs which are not owned by drug manufacturers. There can be no assurance that such legislation or regulation, if subsequently adopted, would not have a material adverse effect on the Company's business, operating results and financial condition.

     DEVELOPMENTS IN THE HEALTH CARE INDUSTRY. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. The Company's services are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. The Company believes that the commercial value and appeal of its services may be adversely affected if the current health care financing and reimbursement system were to be materially changed. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the United States health care system are currently under consideration by Congress. These proposals may increase governmental involvement in health care and pharmacy benefit management services and otherwise change the operating environment for the Company's customers. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in cost containment tools and related technology such as the Company's services. The Company cannot predict what effect, if any, such factors might have on its business, operating results and financial condition. In addition, many health care providers are consolidating which may result in greater bargaining power and lead to price erosion of the Company's services. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, operating results and financial condition. Other legislative or market-driven reforms could have unpredictable effects on the Company's business, operating results and financial condition.

     POTENTIAL LIABILITY AND INSURANCE. Various aspects of the Company's business, including the dispensing of pharmaceutical products and performance of clinical trials and HBM services, may subject it to litigation and liability for damages. Clinical research services involve a risk of liability for personal injury or death due to, among other reasons, possible unforeseen adverse side effects or improper administration of a new drug. Although the Company believes that its risk is reduced by contractual indemnification provisions and insurance maintained by the Company and the trial sponsors, the Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of its indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms. While the Company maintains and intends to maintain professional and general liability insurance coverage, there can be no assurance that the Company will be able to maintain such insurance in the future or that such insurance will be available on acceptable terms or will be adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH CLINICAL TRIALS BUSINESS. In February 1998, the Company completed the merger with IMR, a clinical trials and outcomes research business. IMR has derived, and may in the future derive a significant portion of its revenue from a relatively limited number of major projects or customers. Most of IMR's contracts are terminable upon 60 to 90 days notice by the trial/survey sponsor. The loss, delay or termination of any major project or customer could have a material adverse effect on this business. In addition, the clinical trials operations could be materially and adversely affected by a general economic decline in the pharmaceutical or biotechnology industries or by a reduction in the outsourcing of clinical trials expenditures. The clinical trials business is dependent upon the extensive governmental regulation of the drug development process, and the failure of IMR to comply with applicable regulations could result in the termination of ongoing clinical research or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on the clinical trials business. The continued success of IMR is dependent upon its founding executive officers, Richard B. Lipton, M.D. and Walter Stewart, Ph.D., M.P.H., the loss of whom could have a material adverse effect on IMR.

     TAX RISKS ASSOCIATED WITH 1996 MERGER. Immediately prior to the Company's initial public offering in October 1996, AHC was merged (the "Merger") with and into the Company. Although the Merger was structured as a tax free event, if the Company were to be audited, there can be no assurance that the Internal Revenue Service would not successfully challenge the tax free treatment, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     CONTROL BY EXISTING STOCKHOLDERS. Executive officers and directors of the Company and their affiliates own beneficially approximately 27% of the Company's outstanding Common Stock. As a result, these stockholders may have the ability to control the Company and influence its affairs and the conduct of its business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

     VOLATILITY OF MARKET PRICE. The quoted price of the Common Stock could fluctuate widely in response to variations in the Company's quarterly operating results, changes in earnings estimates by securities analysts, changes in the Company's business and changes in general market or economic conditions. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations which have significantly affected the quoted prices of the securities of many growth companies without regard to their specific operating performance. Such market fluctuations could have a material adverse effect on the quoted price of the Common Stock.

     POSSIBLE ADVERSE EFFECT IN MARKET PRICE OF FUTURE SALES OF THE COMMON STOCK. Future sales of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Company's Common Stock. There can be no assurance as to when, and how many of, the Shares will be sold and the effect such sales may have on the market price of the Company's Common Stock. As of May 31, 1998, the Company has registered under the Securities Act an aggregate of 5,381,931 shares (including 2,337,750 shares issued or available for issuance under the Company's stock option plans). In addition, 4,938,195 shares of the Company's Common Stock, which includes shares issuable upon the exercise of certain warrants, may be sold to the public, subject to certain statutory and contractual resale restrictions. In the event of the issuance and subsequent resale of a substantial number of shares of the Company's Common Stock, or a perception that such sales could occur, there could be a material adverse effect on the prevailing market price of the Company's Common Stock.

     NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock, and the Company's Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings to finance the ongoing operations and growth of the business. The payment of dividends in the future will depend upon business decisions that will be made by the Board of Directors of the Company from time to time based upon the results of operations and financial condition of the Company and its subsidiaries and such other considerations as the Board of Directors considers relevant.

ITEM 2.  PROPERTIES

   The Company's corporate headquarters are located in approximately 11,400 square feet of leased space in Irving, Texas. This lease expires December 31, 2002. The Company's clinical division is located in approximately 18,260 square feet of leased space in Hunt Valley, Maryland. This lease expires March 31, 1999 with an option to renew for an additional five-year term. The Company's data services division is located in approximately 23,000 square feet of leased space in Dallas, Texas. This lease expires November 30, 1999. The Company's mail service pharmacy is located in approximately 38,000 square feet in a building owned by the Company in Richardson, Texas. The Company's IMR subsidiary is located in approximately 13,800 square feet of leased space in Towson, Maryland. This lease expires June 30, 2003.


ITEM 3.  LEGAL PROCEEDING

     The Company is party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings now pending are not, in the Company's opinion, material either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

          Fiscal Year 1997             High              Low
          ----------------             ----              ---
          First Quarter              N/A               N/A
          Second Quarter             N/A               N/A
          Third Quarter              $20 3/4           $ 7 3/4
          Fourth Quarter             $25 1/4           $12 7/8

          Fiscal Year 1998             High              Low
          ----------------             ----              ---
          First Quarter              $18 7/8           $10 7/8
          Second Quarter             $24 1/4           $18
          Third Quarter              $33 1/4           $18 7/8
          Fourth Quarter             $40 3/4           $26 3/8

     The Company's Common Stock was held by 111 stockholders of record as of May 31, 1998. The Company estimates that its shares were held by approximately 4,000 beneficial stockholders.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein. The selected consolidated financial data of the Company as of and for each of the years in the five-year period ended March 31, 1998, have been derived from the Consolidated Financial Statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                                     Year Ended March 31,
                                          -------------------------------------------------------------------------
                                              1994            1995           1996           1997           1998
                                              ----            ----           ----           ----           ----
                                                          (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
   Revenues...........................    $    34,970     $    91,306    $   127,871    $   256,450     $   476,664
   Cost of operations:
     Cost of revenues.................         32,612          85,532        120,334        245,466         455,847
     Selling, general and
       administrative expenses........          2,330           4,963          6,158          7,309          10,083
                                          -----------     -----------    -----------    -----------     -----------
       Total cost of operations.......         34,942          90,495        126,492        252,775         465,930
                                          -----------     -----------    -----------    -----------     -----------
   Operating income...................             28             811          1,379          3,675          10,734
   Interest income....................             --              91            366          1,560           2,814
   Interest expense...................           (423)           (878)          (732)          (445)            (67)
   Merger costs.......................             --              --           --             --              (689)
   Provision for  income taxes........             --              --           --           (1,564)         (4,861)
                                          -----------     -----------    ------------   -----------     -----------
   Net income (loss)..................    $      (395)    $        24    $     1,013    $     3,226     $     7,931
                                          ===========     ===========    ===========    ===========     ===========
   Basic:
     Net income (loss) per share......    $      (.19)    $      (.19)   $       .05    $       .43     $       .88
     Weighted average shares
         outstanding..................          4,007           4,007          4,007          6,265           8,756
   Diluted:
     Net income (loss) per share......     $     (.19)    $      (.19)   $       .05    $       .35     $       .70
     Weighted average shares
       outstanding....................          4,007           4,007          4,576          9,176          11,351


                                                                           March 31,
                                          ----------- --------------- ---------------------------------------------
                                              1994            1995           1996           1997           1998
                                              ----            ----           ----           ----           ----
                                                                        (In thousands)

BALANCE SHEET DATA:
   Working capital....................    $       769     $      (453)   $       269    $    24,575     $    28,362
   Total assets.......................         29,152          37,288         59,861        108,914         154,909
   Long-term debt to related
     parties..........................          6,928           7,000          7,000            --             --
   Redeemable preferred stock.........         10,256          11,076         11,896            --             --
   Stockholders' equity (deficit)                (936)         (1,747)        (1,537)        42,577          50,564

                                                              Year Ended March 31,
                                                -----------------------------------------------
                                                  1994      1995      1996     1997      1998
                                                  ----      ----      ----     ----      ----
                                                                 (In thousands)
SUPPLEMENTAL DATA: (1)
   Pharmacy network claims
     processed........................             816      1,527     9,375    26,579    38,319
   Mail pharmacy prescriptions
     filled...........................             228        383       536       677       839
   Estimated health plan
     members (at period end)..........           3,745      5,208     9,040    10,200    12,500

----------------------
 (1) This data has not been audited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Advance Paradigm, Inc. is a leading independent provider of PBM services to health benefit plan sponsors, with over twelve million health plan members enrolled in its programs. The Company's primary focus is on the delivery of cost-effective, high quality, integrated PBM services. In addition, the Company has developed and is expanding its clinical expertise and disease management services to meet the specialized needs of its plan members, particularly those requiring costly, long-term and recurring therapies.

     The Company has historically generated revenues from a number of sources including its mail pharmacy, its retail pharmacy network and claims adjudication services and its clinical services. In addition, the Company markets HBM products to certain health plans, pharmaceutical manufacturers, Fortune 500 employers and managed care organizations.

     The Company derives mail pharmacy revenues from the sale of pharmaceuticals to members of health benefit plans sponsored by the Company's customers. These revenues include ingredient costs plus a dispensing fee. In 1992, the Company established a retail pharmacy network which currently consists of over 52,000 retail pharmacies nationwide, and began to provide on-line claims adjudication services. The Company contracts directly with the retail pharmacies in its national network and is "at-risk" for the payment for drugs dispensed. In addition, the Company manages networks of pharmacies that are under direct contract with certain of its customers. When the Company has an independent obligation to pay its own network of retail pharmacy providers, the Company includes as revenues payments from plan sponsors for the drug cost and the claims processing fees. Payments made by the Company to its pharmacy providers are recorded as cost of revenues. For those plan sponsors which have established their own pharmacy network, the Company administers the plan sponsors' network pharmacy contracts. The plan sponsors have the independent obligation to fund payment to those pharmacies under contract and are "at-risk" for the payment for drugs dispensed, and the Company records as revenues only the claims processing fees. The Company also offers clinical products to its customers. The Company's clinical revenues have historically been derived primarily from direct rebate and volume discounts from pharmaceutical manufacturers. Certain of these revenues are based on estimates which are subject to final settlement with the contract party. Cost of revenues includes product costs and other direct costs associated with the dispensing of prescription drugs through the mail pharmacy, retail pharmacy network and claims adjudication services and clinical services.

     In response to the growing demand among payors for comprehensive disease management programs, the Company established its HBM products. The Company has developed a comprehensive health care database, integrating its customers' pharmacy claims with applicable medical and laboratory claims data, in order to identify appropriate patients and perform meaningful outcomes studies for the Company's disease management programs. These programs have served as an additional source of revenue for the Company, and management believes that the Company will be able to cross-sell these and other products to its existing customers. The merger with IMR in February 1998 added to the Company's offerings of HBM products. IMR is a clinical trial and survey research firm based in Towson, Maryland.

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

     Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed herein.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of revenues.

                                                     Year Ended March 31,
                                               ---------------------------------
                                                1996          1997         1998
                                                ----          ----         ----
STATEMENT OF OPERATIONS DATA:
   Revenues...........................         100.0%        100.0%       100.0%
   Cost of operations:
     Cost of revenues.................          94.1          95.7         95.6
     Selling, general and
       administrative expenses........           4.8           2.9          2.1
                                               -----         -----        -----
          Total cost of operations....          98.9          98.6         97.7
                                               -----         -----        -----
   Operating income...................           1.1           1.4          2.3
   Interest income (expense), net.....          (0.3)          0.5          0.6
   Merger costs.......................            --            --         (0.2)
   Provision for income taxes.........            --          (0.6)        (1.0)
                                               -----         -----        -----
   Net income.........................           0.8%          1.3%         1.7%
                                               =====         =====        =====


FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     REVENUES. Revenues for the year ended March 31, 1998 ("fiscal year 1998") increased by $220.2 million, or 86%, compared to revenues for the fiscal year ended March 31, 1997 ("fiscal year 1997"). The increase in revenues resulted from new contracts signed throughout the year with new customers. The number of lives managed by the Company continued to increase in fiscal year 1998 as new customers were obtained and the Company's current clients continued to increase their membership and utilization levels. New client contracts resulted from increased marketing efforts and the expansion of the Company's sales and marketing department. Contracts with new customers in fiscal year 1998 generally include all PBM products offered by the Company including claims processing, mail and clinical.

     Revenues from claims processing increased $175.8 million compared to the prior year. The increase resulted from new client lives and an increase in utilization from existing clients. The increase in new lives resulted in an increase in pharmacy claims processed from 26.6 million in fiscal year 1997 to
38.3 million in fiscal year 1998, a 44% increase. Virtually all of the new 1998 customer contracts utilize the Company's pharmacy network which has shifted a larger percentage of the Company's total revenues to claims processing. Revenues from mail pharmacy services increased $18.4 million compared to the prior year. The increase resulted primarily from the new member lives added during fiscal year 1998. The increase in new lives resulted in an increase in mail prescriptions dispensed from 677,000 in fiscal year 1997 to 839,000 in fiscal year 1998, a 24% increase. Revenues from clinical services increased $26.1 million compared to the prior year. The increase resulted primarily from the new member lives added and the additional claims processed during fiscal year 1998 compared to the prior year.

     COST OF REVENUES. Cost of revenues for fiscal year 1998 increased by $210.4 million, or 86%, compared to the prior fiscal year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues was 96% in fiscal year 1998 and 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal year 1998 increased by $2.8 million, or 38%, compared to fiscal year 1997. This increase was the result of the Company's expansion of its sales and marketing capabilities, as well as increases in administrative and support staff functions in response to volume growth in all product lines. In spite of the dollar increase, selling, general and administrative expenses as a percentage of revenues decreased from 3% in fiscal year 1997 to 2% in fiscal year 1998 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers generally do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for fiscal year 1998 increased $1.6 million compared to fiscal year 1997. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high grade commercial paper. In addition, the Company's cash balance throughout fiscal year 1998 included the $10 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.1 million proceeds from the October 1996 initial public offering. A portion of the proceeds were used to retire debt of the Company and, as a result, interest expense decreased by $378,000. In fiscal 1997, the proceeds from the offerings were available for only a portion of the year.

     MERGER COSTS. In February 1998, the Company completed a merger with IMR and issued 876,078 shares and options to purchase 23,922 shares of its Common Stock in exchange for all the outstanding shares and options of IMR. The merger has been accounted for as a pooling of interests and, accordingly, prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of IMR as though it had always been a part of the Company. In connection with the merger, the Company recorded a charge to operating expenses of $689,000 ($427,000 after taxes, or $.04 per common share on a dilutive basis) for professional fees and other merger-related costs pertaining to the transaction.

     INCOME TAXES. The Company had income tax loss carryforwards available to partially offset income generated for fiscal year 1997 and, as a result, the Company recorded income tax expense of $1.6 million or 32.7% of income before income taxes. For fiscal 1998, the Company recorded tax expense of $4.9 million at a rate of 38.0% of income before income taxes. The tax loss carryforwards were fully utilized prior to fiscal year 1998.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     REVENUES. Revenues for the year ended March 31, 1997 ("fiscal year 1997") increased by $128.6 million, or 101%, compared to revenues for the fiscal year ended March 31, 1996 ("fiscal year 1996"). The increase in revenues resulted from new contracts signed throughout the year with new customers. The number of lives managed by the Company continued to increase in fiscal year 1997 as new customers were obtained and the Company's current clients continued to increase their membership and utilization levels. New client contracts resulted from increased marketing efforts and the expansion of the Company's sales and marketing department. Contracts with new customers in fiscal year 1997 generally include all PBM products offered by the Company including claims processing, mail and clinical.

     Revenues from claims processing increased $101.0 million compared to the prior year. The increase resulted from new client lives and an increase in utilization from existing clients. The increase in new lives resulted in an increase in pharmacy claims processed from 9.4 million in fiscal year 1996 to
26.6 million in fiscal year 1997, a 183% increase. Virtually all of the new 1997 customer contracts utilize the Company's pharmacy network which has shifted a larger percentage of the Company's total revenues to claims processing. Revenues from mail pharmacy services increased $16.2 million compared to the prior year. The increase resulted primarily from the new member lives added during fiscal year 1997. The increase in new lives resulted in an increase in mail prescriptions dispensed from 536,000 in fiscal year 1996 to 677,000 in fiscal year 1997, a 26% increase. Revenues from clinical services increased $11.4 million compared to the prior year. The increase resulted primarily from the new member lives added and the additional claims processed during fiscal year 1997 compared to the prior year.

     COST OF REVENUES. Cost of revenues for fiscal year 1997 increased by $125.1 million, or 104%, compared to the prior fiscal year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth. As a percentage of revenues, cost of revenues increased from 94% in fiscal year 1996 to 96% in fiscal year 1997. This increase resulted primarily from the increase in the Company's claims processing revenues generated by new customers utilizing the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal year 1997 increased by $1.2 million, or 19%, compared to fiscal year 1996. This increase was the result of the Company's expansion of its administrative and support staff functions in response to volume growth in all services. In spite of the dollar increase, selling, general and administrative expenses as a percentage of revenues decreased from 5% in fiscal year 1996 to 3% in fiscal year 1997 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for fiscal year 1997 increased $1.5 million compared to fiscal year 1996. The increase resulted from cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high grade commercial paper. In addition, the Company's cash balance in fiscal year 1997 included the $10 million proceeds from the June 1996 issuance of its Series B Preferred Stock and the $19.1 million proceeds from the October 1996 initial public offering. A portion of the proceeds were used to retire the note payable to Whitney Subordinated Debt Fund, L.P., an affiliate of J.H. Whitney & Co., the largest stockholder of the Company at that time (the "Whitney Note") and, as a result, interest expense decreased $287,000.

     INCOME TAXES. The Company had income tax loss carryforwards available to offset income generated for fiscal year 1996 and, as a result, incurred no federal income tax expense. For fiscal year 1997, the Company recorded income tax expense of $1.6 million resulting from fully utilizing its remaining net operating loss carryforwards in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998 the Company had working capital of $28.4 million. The increase in working capital at March 31, 1998 as compared to March 31, 1997 resulted primarily from the income generated by the Company in fiscal year 1998. The Company's net cash provided by operating activities was $15.4 million, $15.4 million and $14.5 million for the years ended March 31, 1996, 1997 and 1998, respectively. The significant increases in net cash provided by operating activities were due primarily to the timing of receivables and payables resulting from the Company's continued growth. Cash used in investing activities was $1.8 million, $3.1 million and $6.5 million for the years ended March 31, 1996, 1997 and 1998, respectively. Cash used in investing activities was used for purchases of property, plant and equipment associated with growth and expansion of the Company's facilities. In particular, $2.1 million was used to expand the automation and capacity of the Company's mail pharmacy facility. In addition, the mail pharmacy facility, previously leased, was purchased for $1.5 million during the year. For the year ended March 31, 1998, the Company borrowed $708,000 under a line of credit associated with IMR and repaid $1.6 million during the year.

     During fiscal year 1998, the Company's continued growth resulted in net cash provided by operating activities of $14.5 million. Historically, the Company has been able to fund its operations and continued growth through cash flow from operations. During fiscal year 1998, the Company's operating cash flow funded its capital expenditures of $6.5 million, and its short-term excess cash was invested in money market funds and high grade commercial paper. The Company anticipates its capital expenditures of approximately $6 million for the year ending March 31, 1999 will primarily consist of additional enhancements to the Company's claim processing systems and further expansion of the Company's facilities. The Company anticipates that cash flow from operations, combined with its current cash balances, will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months; however, the Company expects that additional funds may be required in the future to successfully continue its expansion and acquisition plans. The Company may be required to raise additional funds through sales of its equity or debt securities or seek financing from financial institutions. Currently, the Company has no borrowings from financial institutions, and none of its assets are pledged as collateral. There can be no assurance, however, that credit financing will be available on terms that are favorable to the Company or, if obtained, will be sufficient for the Company's expansion needs.

RECENT PRONOUNCEMENTS

     The Company will adopt SFAS 130, "Reporting Comprehensive Income" effective April 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company does not have any non-owner changes in equity other than net income. Upon adoption, comprehensive income and the cumulative other comprehensive income will be reported in a consolidated statement of stockholders' equity.

     The Company will adopt SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS 131 will require companies to select segments based on their internal reporting system. Management is currently assessing the requirements of this pronouncement and the effect it will have, if any, on the Company's disclosure.

     The Company will adopt SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of April 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. Currently, the Company does not have any pension or postretirement benefit plans, thus management does not expect that the adoption of SFAS 132 will have a material impact on the Company's disclosures.

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

     The information required by this item is found on pages F-1 through F-21 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days following the Company's fiscal year pursuant to Regulation 14A (the "Proxy Statement").

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.
     (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated February 9, 1998, relating to the merger with IMR.
     (c) Exhibits Required by Item 601 of S-K: See index to exhibits on pages 28-31.

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

 4.11*          --- Warrant for Purchase of Shares of Common Stock of the Company dated December 8, 1993, in favor of BCBS of Maryland.

 4.12*          --- Stock Purchase Agreement dated as of June 25, 1996, by and between the Company and BCBS of
                    Texas.

 4.13*          --- Warrant Agreement dated as of November 25, 1995, by and between the Company and BCBS of Texas.

 4.14***        --- Amended and Restated Incentive Stock Option Plan.

 4.15***        --- Incentive Stock Option Plan.

 4.16*          --- Warrant Agreement dated as of September 12, 1996, by and between the Company and VHA, Inc.

 4.17*          --- Form of Agreement and Plan of Merger.

 4.18****       --- 1997 Nonstatutory Stock Option Plan

10.1*           --- Managed Pharmaceutical Agreement dated November 1, 1993, by and between Advance Data and the
                    Mega Life & Health Insurance Company.

10.2*           --- Nondisclosure/Noncompetition Agreement dated August 4, 1993,between the Company, Advance Data,
                    Advance Mail and David D. Halbert.

EXHIBIT NO.                EXHIBITS
-----------                --------
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

10.15*          --- Managed Pharmacy Benefit Services Agreement dated September 1, 1995, between the Company and
                    BCBS of Texas.

10.16*****      --- Agreement and Plan of Merger, dated February 9, 1998, by and among Advance Paradigm, Inc., IMR, Inc.
                    and Innovative Medical Research, Inc., Walter Stewart, Richard Lipton, The Lianna Lipton Trust, The
                    Justin Lipton Trust, Stuart Bell, The Curren Bell Trust, The Kylie Bell Trust and The Ian Bell Trust.

10.17******     --- Employment Agreement effective as of May 1, 1998, by and between the Company and Anthony J. Pino.

11******        --- Statement regarding computation of per share earnings.

21******        --- Subsidiaries of the Company.

23******        --- Consent of Arthur Andersen LLP.

27.1******      --- Financial Data Schedule.

27.2******      --- Restated Financial Data Schedule



--------------
*     Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996
      (No. 333-06931), and incorporated herein by reference.

**    Previously filed in connection with the Company's Form 10-K for the year ended March 31, 1997, and incorporated herein by reference.

***   Previously filed in connection with the Company's Registration Statement on Form S-8 filed September 5, 1997
      (No. 333-34999), and incorporated herein by reference.

****  Previously filed in connection with the Company's Form 10-Q for the three months ended June 30, 1997, and incorporated herein by reference.

***** Previously filed in connection with the Company's Current Report on Form 8-K, dated February 9, 1998, and incorporated herein by reference.

******Filed herewith.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on June 22, 1998 on its behalf by the undersigned, thereunto duly authorized.

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

         Signature                                     Title                            Date
         ---------                                     -----                            ----
/s/ David D. Halbert                        Chairman of the Board, President       June 22, 1998
--------------------------------------      and Chief Executive Officer
David D. Halbert                            (Principal Executive Officer)



/s/ Jon S. Halbert                          Executive Vice President, Chief        June 22, 1998
--------------------------------------      Operating Officer and Director
Jon S. Halbert



/s/ T. Danny Phillips                       Senior Vice President, Chief           June 22, 1998
--------------------------------------      Financial Officer, Secretary and
T. Danny Phillips                           Treasurer (Principal Financial
                                            and Accounting Officer)

/s/ Peter M. Castleman                      Director           June 22, 1998
--------------------------------------
Peter M. Castleman



/s/ Rogers K. Coleman                       Director           June 22, 1998
--------------------------------------
Rogers K. Coleman, M.D.



/s/ Stephen L. Green                        Director           June 22, 1998
--------------------------------------
Stephen L. Green



/s/ Jeffrey R. Jay                          Director           June 22, 1998
--------------------------------------
Jeffrey R. Jay, M.D.



/s/ Kenneth J. Linde                        Director           June 22, 1998
--------------------------------------
Kenneth J. Linde



/s/ Michael D. Ware                         Director           June 22, 1998
--------------------------------------
Michael D. Ware

                          INDEX TO FINANCIAL STATEMENTS

                     Advance Paradigm, Inc. and Subsidiaries


Report of Independent Public Accountants....................................................................F-2

Consolidated Balance Sheets--March 31, 1997 and 1998........................................................F-3

Consolidated Statements of Operations for the Years Ended March 31, 1996, 1997 and 1998.....................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1996, 1997 and 1998...........F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1997 and 1998.....................F-6

Notes to Consolidated Financial Statements..................................................................F-7

Report of Independent Public Accountants on Financial Statement Schedule....................................S-1

Schedule II.  Valuation and Qualifying Accounts and Reserves for the Years Ended March 31, 1996,
  1997 and 1998.............................................................................................S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advance Paradigm, Inc.:

     We have audited the accompanying consolidated balance sheets of Advance Paradigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Paradigm, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP

Dallas, Texas,
May 15, 1998

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,
                                                                                  --------------------------------
                                                                                      1997                1998
                                                                                  -----------        -------------
                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $51,172,000        $  58,342,000
   Accounts receivable, net of allowance for doubtful accounts of
     $192,000 and $247,000, respectively                                           36,269,000           68,335,000
   Inventories                                                                      1,859,000            2,887,000
   Prepaid expenses and other                                                         427,000            1,487,000
                                                                                 ------------         ------------
     Total current assets                                                          89,727,000          131,051,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $3,540,000 and $5,574,000, respectively                      6,001,000           10,494,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,154, 000 and $1,501,000, respectively                                        12,699,000           12,353,000
OTHER ASSETS                                                                          487,000            1,011,000
                                                                                 ------------         ------------
     Total assets                                                                $108,914,000         $154,909,000
                                                                                 ============         ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $59,857,000        $  97,495,000
   Accrued salaries and benefits                                                    1,991,000            2,966,000
   Income taxes payable                                                               712,000               32,000
   Other accrued expenses                                                           1,692,000            2,196,000
   Debt to related parties                                                            900,000                 --
                                                                                 ------------         ------------
     Total current liabilities                                                     65,152,000          102,689,000
NONCURRENT LIABILITIES:
   Deferred income taxes                                                              844,000            1,285,000
   Other noncurrent liabilities, less current portion                                 341,000              371,000
                                                                                 ------------         ------------
     Total liabilities                                                             66,337,000          104,345,000
                                                                                 ------------         ------------
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK:
   Preferred stock, $.01 par value,
     4,995,000 shares authorized, none issued and outstanding                            --                   --
                                                                                 ------------         ------------

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value; 5,000
     shares authorized, 4,444 shares issued and outstanding                              --                   --
   Common stock, $.01 par value; 25,000,000 shares authorized,
     8,676,895 and 8,904,472 shares issued and outstanding at
     March 31, 1997 and 1998, respectively                                             87,000               89,000
   Additional paid-in capital                                                      42,888,000           43,142,000
   Accumulated earnings (deficit)                                                    (398,000)           7,333,000
                                                                                 ------------         ------------
     Total stockholders' equity                                                    42,577,000           50,564,000
                                                                                 ------------         ------------
     Total liabilities and stockholders' equity                                  $108,914,000         $154,909,000
                                                                                 ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Year Ended March 31,
                                           ------------------------------------------------
                                               1996               1997             1998
                                           ------------      ------------      ------------
REVENUES                                   $127,871,000      $256,450,000      $476,664,000
                                           ------------      ------------      ------------
COST OF OPERATIONS:
   Cost of revenues                         120,334,000       245,466,000       455,847,000
   Selling, general and
     administrative expenses                  6,158,000         7,309,000        10,083,000
                                           ------------      ------------      ------------
         Total cost of operations           126,492,000       252,775,000       465,930,000
                                           ------------      ------------      ------------
   Operating income                           1,379,000         3,675,000        10,734,000
INTEREST INCOME                                 366,000         1,560,000         2,814,000
INTEREST EXPENSE                               (732,000)         (445,000)          (67,000)
MERGER COSTS                                       --                --            (689,000)
                                           ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    1,013,000         4,790,000        12,792,000
PROVISION FOR INCOME TAXES                         --           1,564,000         4,861,000
                                           ------------      ------------      ------------

NET INCOME                                 $  1,013,000      $  3,226,000      $  7,931,000
                                           ============      ============      ============

BASIC:
   NET INCOME AVAILABLE
     TO COMMON STOCKHOLDERS                $    213,000      $  2,673,000      $  7,731,000
   NET INCOME PER SHARE                    $       0.05      $       0.43      $       0.88
   WEIGHTED AVERAGE SHARES OUTSTANDING        4,006,578         6,264,521         8,755,754

DILUTED:
   NET INCOME AVAILABLE
     TO COMMON STOCKHOLDERS                $    213,000      $  3,226,000      $  7,931,000
   NET INCOME PER SHARE                    $       0.05      $       0.35      $       0.70
   WEIGHTED AVERAGE SHARES OUTSTANDING        4,576,265         9,176,127        11,350,919



        The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998


                                                              Series B Preferred
                                         Common Stock                Stock
                                   ------------------------   ------------------    Additional      Accumulated
                                   Number of                Number of                 Paid-In        Earnings
                                     Shares      Amount       Shares    Amount        Capital        (Deficit)           Total
                                   ---------    ---------   ---------   ------      -----------     -----------      ------------
BALANCE, March 31, 1995            4,001,078    $  40,000       --       $ --       $ 1,467,000     $(3,254,000)     $ (1,747,000)
                                   ---------    ---------     -----      ----       -----------     -----------      ------------
   Net income                           --           --         --         --              --         1,013,000         1,013,000
   Dividends and accretion on
     Series A Preferred Stock           --           --         --         --              --          (820,000)         (820,000)

   Issuance of Common Stock
     in connection with the
     exercise of employee
     stock options                     5,500         --         --         --            17,000            --              17,000
                                   ---------    ---------      -----     ----       -----------     -----------      ------------

BALANCE, March 31, 1996            4,006,578       40,000       --         --         1,484,000      (3,061,000)       (1,537,000)
   Net income                           --           --         --         --              --         3,226,000         3,226,000
   Issuance of Common Stock
     in connection with the
     exercise of employee
     stock options                     3,000         --         --         --            12,000            --              12,000
   Issuance of Series B
     Preferred Stock                    --           --        4,444       --        10,000,000            --          10,000,000
   Dividends and accretion on
     Series A Preferred Stock           --           --         --         --              --          (410,000)         (410,000)
   Issuance of Common Stock
     in connection with an
     initial public offering       2,397,067       24,000       --         --        19,111,000            --          19,135,000
   Issuance of Common Stock
     in connection with the
     conversion of Series A
     Preferred Stock               2,500,000       25,000       --         --        12,279,000            --          12,304,000
   Reduction of Common Stock
     outstanding in connection
     with the merger with AHC       (229,750)      (2,000)      --         --             2,000            --                --
   Dividends on Series B
     Preferred Stock                    --           --         --         --              --          (153,000)         (153,000)
                                   ---------    ---------      -----     ----       -----------     -----------      ------------

BALANCE, March 31, 1997            8,676,895       87,000      4,444       --        42,888,000        (398,000)       42,577,000
   Net Income                           --           --         --         --              --         7,931,000         7,931,000
   Issuance of Common Stock
     in connection with the
     exercise of stock options
     and warrants                    227,577        2,000       --         --           254,000            --             256,000
   Dividends on Series B
     Preferred Stock                                                                                   (200,000)         (200,000)
                                   ---------    ---------      -----     ----       -----------     -----------      ------------
BALANCE, March 31,1998             8,904,472    $  89,000      4,444     $ --       $43,142,000     $ 7,333,000      $ 50,564,000
                                   =========    =========      =====     ====       ===========     ===========      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended March 31,
                                                           ------------------------------------------------
                                                               1996              1997              1998
                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  1,013,000      $  3,226,000      $  7,931,000
   Adjustments to reconcile net income to net
     cash provided by operating activities--
         Depreciation and amortization                        1,313,000         1,705,000         2,378,000
         Provision for doubtful accounts                         23,000            12,000            74,000
         Change in certain assets and liabilities--
             Accounts receivable                             (7,543,000)      (12,612,000)      (32,139,000)
             Inventories                                       (367,000)         (261,000)       (1,028,000)
             Prepaid expenses and other assets                  (70,000)         (256,000)       (1,584,000)
             Accounts payable, accrued expenses
                and other noncurrent liabilities             20,985,000        23,571,000        38,907,000
                                                           ------------      ------------      ------------
             Net cash provided by operating activities       15,354,000        15,385,000        14,539,000
                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (1,762,000)       (3,147,000)       (6,525,000)
                                                           ------------      ------------      ------------
             Net cash used in investing activities           (1,762,000)       (3,147,000)       (6,525,000)
                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                       --          10,000,000              --
   Net proceeds from issuance of Common Stock                    17,000        19,147,000           256,000
   Proceeds from borrowings                                     600,000         1,000,000           708,000
   Payments on long-term obligations                           (244,000)       (7,650,000)       (1,608,000)
   Payment of preferred stock dividend                             --            (153,000)         (200,000)
                                                           ------------      ------------      ------------
             Net cash provided by (used in) financing
               activities                                       373,000        22,344,000          (844,000)
                                                           ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    13,965,000        34,582,000         7,170,000
CASH AND CASH EQUIVALENTS, beginning of year                  2,625,000        16,590,000        51,172,000
                                                           ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                     $ 16,590,000      $ 51,172,000      $ 58,342,000
                                                           ============      ============      ============


SUPPLEMENTARY INFORMATION:

   Cash paid for interest totaled approximately $732,000, $445,000 and $67,000 in 1996, 1997 and 1998, respectively.

   The Company made income tax payments of $0, $19,000 and $5,100,000 in 1996, 1997 and 1998, respectively.


        The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL:

      Advance Paradigm, Inc. ("API"), a Delaware corporation formerly named Advance Pharmacy Services, Inc., was formed as a wholly owned subsidiary of Advance Health Care, Inc. ("AHC") in July 1993. The accompanying consolidated financial statements include the accounts of API and its four wholly owned subsidiaries, Advance Paradigm Mail Services, Inc. ("Advance Mail"), Advance Paradigm Data Services, Inc. ("Advance Data"), Advance Paradigm Clinical Services, Inc. ("Advance Clinical"), and Innovative Medical Research, Inc. ("IMR"), which collectively are referred to as "the Company".

      The Company offers an integrated program of pharmacy benefit management. Clinical, rebate and formulary products are provided through Advance Clinical. Claims processing for prescription drugs purchased at the Company's network of retail pharmacies is provided through Advance Data. The dispensing of prescription drugs through the mail is provided through Advance Mail. The Company markets health benefit management services ("HBM Services") to certain health plans, pharmaceutical manufacturers, and other research and managed care organizations, and programs for disease management services with selected customers. In February 1998, API merged with IMR, a privately held clinical trial and survey research firm.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

      The accompanying consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Inventories

      Inventories consist of purchased pharmaceuticals stated at the lower of cost or market under the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives ranging from three to twenty years. Amortization of leasehold improvements is computed over the lives of the assets or the lease terms, whichever is shorter. Major renewals and betterments are added to the property and equipment accounts while costs of repairs and maintenance are charged to operating expenses in the period incurred. The cost of assets retired, sold or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in the statement of operations.

Intangible Assets

      Intangible assets represent the excess of cost over the fair value of tangible net assets acquired (goodwill) in connection with the acquisition of Advance Clinical. Goodwill is amortized on a straight-line basis over 40 years. Amortization expense was $346,000 in each of the years ended March 31, 1996, 1997 and 1998.

Impairment of Long-Lived Assets

      The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill, may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows, an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets and goodwill is estimated based on quoted market prices, if available, or the expected total value of the cash flows, on a discounted basis.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Fair Value of Financial Instruments

      The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities.

Other Noncurrent Liabilities

      Other liabilities is comprised of deposits from certain customers in connection with pharmacy benefit contracts.

Revenue Recognition

      Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacy are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in the Company's nationwide network and claims processing fees are recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line claims processing system. When the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. If the Company is only administering plan sponsors' network pharmacy contracts, the Company records the claims processing service fees as revenues. Rebate revenues are recognized as they are earned in accordance with contractual agreements. Certain of these revenues are based on estimates which are subject to final settlement with the contract party. Revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the achievement of certain milestones. Revenues are recognized as billed and based on the completion of the milestone measurements.

Cost of Revenues

      Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with the sale and dispensing of prescriptions.

Federal Income Taxes

      The Company files a consolidated federal income tax return which includes the parent and all of its wholly owned subsidiaries.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Net Income Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires the calculation of "Basic" earnings per share which is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. In addition, SFAS 128 requires the calculation of "Diluted" earnings per common share which is computed using the weighted average number of shares of Common Stock and all other dilutive securities. Other dilutive securities include stock options, stock warrants and the Company's Series A and B preferred stock and are included in the "Diluted" calculation only if the result is dilutive. A reconciliation of the numerators and denominators of the basic and diluted per-share computations follows:

                                                      Year Ended March 31,
                                         ----------------------------------------------
                                             1996             1997             1998
                                         ------------     ------------     ------------
BASIC
Numerator:

Net income                               $  1,013,000     $  3,226,000     $  7,931,000
Preferred stock dividends                     800,000          553,000          200,000
                                         ------------     ------------     ------------
                                         $    213,000     $  2,673,000     $  7,731,000
                                         ============     ============     ============
Denominator:

Weighted average common
   stock outstanding                        4,006,578        6,264,521        8,755,754
                                         ============     ============     ============
Net income per share                     $       0.05     $       0.43     $       0.88
                                         ============     ============     ============

DILUTED
Numerator:

Net income                               $  1,013,000     $  3,226,000     $  7,931,000
Preferred stock dividends                     800,000             --               --
                                         ------------     ------------     ------------
                                         $    213,000     $  3,226,000     $  7,931,000
                                         ============     ============     ============
Denominator:

Weighted average common                     4,006,578        6,264,521        8,755,754
   stock outstanding

Other Dilutive Securities:
Series A preferred stock                         --          1,250,000             --
Series B preferred stock                         --            833,333        1,111,111
Options and warrants using the
  treasury stock method                       569,687          828,273        1,484,054
                                         ------------     ------------     ------------
Weighted average shares outstanding         4,576,265        9,176,127       11,350,919
                                         ============     ============     ============

Net income per share                     $       0.05     $       0.35     $       0.70
                                         ============     ============     ============



The conversion of the Series A preferred stock was anti-dilutive in 1996 and, therefore, was not an other dilutive security.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

     The Company will adopt SFAS 130, "Reporting Comprehensive Income" effective April 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company does not have any non-owner changes in equity other than net income. Upon adoption, comprehensive income and the cumulative other comprehensive income will be reported in a consolidated statement of stockholders' equity.

     The Company will adopt SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS 131 will require companies to select segments based on their internal reporting system. Management is currently assessing the requirements of this pronouncement and the effect it will have, if any, on the Company's disclosure.

     The Company will adopt SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of April 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. Currently, the Company does not have any pension or postretirement benefit plans, thus management does not expect that the adoption of SFAS 132 will have a material impact on the Company's disclosures.

3.   BUSINESS COMBINATION

     In February 1998, the Company completed a merger with IMR, a privately held clinical trial and survey research firm based in Towson, Maryland. The Company issued 876,078 shares and options to purchase 23,922 shares of its Common Stock in exchange for all the outstanding shares and options of IMR.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

3.   BUSINESS COMBINATION: (CONTINUED)

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 ("APB 16"). Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of IMR as though it had always been a part of the Company.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                                     Year Ended March 31,
                                                         1996                1997               1998
                                                      ---------           ---------          ---------
                                                                           (000's)
Revenues:
API                                                   $ 125,333           $ 251,562          $ 468,287
IMR                                                       2,538               4,888              8,377
                                                      ---------           ---------          ---------
Combined                                              $ 127,871           $ 256,450          $ 476,664
                                                      ---------           ---------          ---------
Net income:
API                                                   $   1,037           $   3,138          $   7,165
IMR                                                         (24)                 88                766
                                                      ---------           ---------          ---------
Combined                                              $   1,013           $   3,226          $   7,931
                                                      =========           =========          =========

     In connection with the merger, the Company recorded in the fourth quarter a charge to operating expenses of $689,000 ($427,000 after taxes, or $.04 per common share on a dilutive basis) for professional fees and other merger-related costs pertaining to the transaction.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                           March 31,
                                                                  ----------------------------
                                                                      1997            1998
                                                                  ------------    ------------
Machinery and equipment.....................................      $  1,033,000    $  3,521,000
Computer equipment and software.............................         6,567,000       8,591,000
Furniture and equipment.....................................         1,149,000       1,381,000
Leasehold improvements......................................           792,000       1,017,000
Land and buildings..........................................              --         1,558,000
                                                                  ------------    ------------
                                                                     9,541,000      16,068,000
Less--Accumulated depreciation and amortization.............        (3,540,000)     (5,574,000)
                                                                  ------------    ------------
                                                                  $  6,001,000    $ 10,494,000
                                                                  ============    ============

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

5.   DEBT:

     On July 1, 1996, IMR entered into a $1,000,000 line of credit agreement with an officer and shareholder of IMR. As of March 31, 1997, $900,000 was outstanding under the line of credit arrangement. Interest payments were due quarterly and accrued at the prime rate. In addition, other officers and shareholders of IMR made working capital loans to IMR during the periods presented. Interest expense was $16,000, $66,000 and $67,000 in the years ended March 31, 1996, 1997 and 1998, respectively. After the merger, the remaining balance of the line of credit was paid and the credit arrangement was terminated.

6.   LEASES:

     The Company leases office and dispensing facility space, equipment, and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 1998, as follows:

   Years Ending
     March 31,
   ------------
       1999...........................................         $3,016,000
       2000...........................................          2,575,000
       2001...........................................          1,996,000
       2002...........................................          1,479,000
       2003...........................................            239,000
                                                               ----------
            Total minimum lease payments..............         $9,305,000
                                                               ==========

     Total rent expense incurred in the years ended March 31, 1996, 1997 and 1998 was $1,185,000, $2,313,000 and $3,096,000, respectively.

7.   COMMITMENTS AND CONTINGENCIES:

     The Company has entered into long-term employment agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

7.   COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

     The pharmacy industry is governed by extensive federal and state laws and regulations. The regulatory requirements with which the Company must comply in conducting its business vary from state to state. Management believes the Company is in substantial compliance with, or is in the process of complying with, all existing laws and regulations material to the operation of its business. In management's opinion, any events of noncompliance would not have a material adverse effect on the results of operations or financial condition of the Company.


8.   CONCENTRATION OF BUSINESS:

     A significant portion of the Company's revenues result from contracts with customers. These contracts normally have terms from one to five years with renewal options.

     One customer of the Company accounted for approximately 14% and 15% of the Company's revenues for the years ended March 31, 1997 and 1998, respectively. Another customer accounted for approximately 21% of the Company's revenues for the year ended March 31, 1998. A third customer accounted for approximately 18% of the Company's revenues for the year ended March 31, 1997, but revenues from this customer did not exceed 10% of the Company's revenues for the year ended March 31, 1998. A fourth customer accounted for approximately 18% of the Company's revenues for the year ended March 31, 1996, but revenues from this customer did not exceed 10% of the Company's revenues in either the year ended March 31, 1997 or 1998. No other customer accounted for over 10% of the Company's revenues in fiscal years 1996, 1997, or 1998.

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

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9.   STOCK TRANSACTIONS: (CONTINUED)

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

     On April 13, 1998, the Company was notified by the holders of the Series B Preferred Stock that they were electing to convert all of the shares into Common Stock. Subsequently, the shares were converted into 1,111,111 shares of Common Stock.

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

     On October 8, 1996, the Company completed the Offering of its Common Stock. On November 7, 1996, the Underwriters exercised the over-allotment option of the Offering. Including the over-allotment option, the Company sold 2,397,067 shares of its Common Stock at a price of $9.00 per share, prior to underwriting discount and other offering expenses. In connection with the Offering, the Company's redeemable Series Accumulative convertible preferred stock ("Series A Preferred Stock") automatically converted into 2,500,000 shares of Common Stock.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9.   STOCK TRANSACTIONS: (CONTINUED)

     Immediately prior to the consummation of the Offering, AHC was merged with and into the Company (the "AHC Merger"). The AHC Merger was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of the predecessor were based on historical cost, and its operations are included from the date of its formation. Prior to the AHC Merger, AHC held 3,125,000 shares of the Company's Common Stock. In connection with the AHC Merger, the AHC incentive stock option plan was merged with the Company's Incentive Stock Option Plan, and holders of options under the AHC incentive stock option plan received options to purchase Common Stock under the Company's Incentive Stock Option Plan. In the AHC Merger, the Company canceled the shares held by AHC and issued shares of Common Stock directly to the AHC stockholders (the "AHC Stockholders") based upon their fully-diluted proportionate ownership interests in AHC after giving consideration to the new shares of AHC to be issued in repayment of debt as indicated below. After the AHC Merger, there were 2,903,750 shares of Common Stock outstanding and 229,750 additional options outstanding at exercise prices ranging from $0.65 to $2.71 per share. Immediately prior to the AHC Merger, AHC distributed the stock of certain subsidiaries of AHC, operating in businesses unrelated to the Company, to the AHC Stockholders. Prior to such spin-off, certain indebtedness owed by AHC to several of its stockholders (including certain indebtedness of AHC payable to an affiliate of a preferred stockholder of the Company which was assumed by an AHC stockholder) was exchanged for additional shares of AHC common stock. The spin-off and exchange of indebtedness did not impact the number of shares of the Company's Common Stock outstanding.

     In connection with the IMR merger, the Company issued 876,078 shares of its Common Stock in exchange for all the outstanding shares of IMR. Under the provisions of APB 16, the shares are reflected as outstanding as though IMR had always been a part of the Company. Therefore, the Company has 8,676,895 and 8,904,472 shares of Common Stock issued and outstanding at March 31, 1997 and 1998, respectively.

Warrants

     During the year ended March 31, 1994, the Company issued warrants to purchase 336,500 and 56,250 shares of its Common Stock at prices per share of $4.00 and $6.00, respectively. During the year ended March 31, 1998, warrants to purchase 158,573 and 56,250 shares at prices per share of $4.00 and $6.00, respectively, were exercised.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9.   STOCK TRANSACTIONS: (CONTINUED)

     During the year ended March 31, 1997, the Company agreed to issue to a customer warrants to purchase 84,500 shares of its Common Stock at a price of $8.10 per share. During the years ended March 31, 1996 and 1997, the Company agreed to issue warrants to purchase 548,250 shares of its Common Stock at prices ranging from $8.10 to $11.00 per share to two customers contingent upon future expansion of member lives. As of March 31, 1998, no warrants have been earned or issued.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounted for these warrant agreements under the provisions of FASB 123 and the related Emerging Issues Task Force ("EITF") 96-3. These pronouncements require that all stock issued to non-employees be accounted for based on the fair value of the consideration received or the fair value of equity instruments issued. In addition, they require that the fair value be measured on the date the parties come to a "mutual understanding of the terms of the arrangement and agree to a binding contract" (i.e. the grant date). If the number of equity instruments is contingent upon the outcome of future events, the number of instruments that should be accounted for when determining the fair value of the transaction should be based on the best available estimate of the number of instruments expected to be issued. In management's opinion, the fair value of the warrants at the date of the agreements was not material.

     Subsequent to November 20, 1997, the Company follows the guidance of EITF 96-18, under which the measurement date is the earlier of the performance commitment date or completed performance date. The Company chose not to retroactively apply EITF 96-18 to the eligible warrants, but chose to apply this EITF prospectively to new arrangements and any modifications of existing arrangements.

     The Company has reserved shares of Common Stock at March 31, 1998, for the following:

     Conversion of Series B Preferred Stock............        1,111,111
     Exercise of stock options.........................        2,793,948
     Exercise of warrants..............................          810,677
                                                               ---------
                                                               4,715,736
                                                               =========

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10.  STOCK OPTION PLAN:

     At March 31, 1998 the Company has three stock-based compensation plans:
Incentive Stock Option Plan, Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan (the "Plans"). The Plans provide for the granting of qualified stock options and incentive options to officers, directors, advisors and employees of the Company. The options must be granted with exercise prices which equal or exceed the market value of the Common Stock at the date of grant. As of March 31, 1998, the number of shares of Common Stock issuable under the Plans may not exceed 2,837,750 shares. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

     The stock options generally vest over 5-year periods. In the event of the sale or merger with an outside corporation gaining 50% or greater ownership, options granted to certain employees become 100% vested. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 1998, 879,382 options were vested at exercise prices of $.65 to $19.75 per share.

     SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has elected to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company's stock option activity.

                                             1996                        1997                          1998
                                    --------------------------------------------------------------------------------
                                      Shares     Wtd. Avg.        Shares     Wtd. Avg.        Shares       Wtd. Avg.
                                                 Ex. Price                   Ex. Price                     Ex. Price
                                     --------    ---------      ---------    ---------       ---------     ---------
Outstanding at beginning of year      783,500      $ 7.80         810,500     $  5.15        1,457,750      $  6.02
Granted                               195,500       12.82         445,000       10.34          614,375        21.25
Transferred from AHC                     --         --            229,750        1.12             --          --
Transferred from IMR                     --         --               --          --             23,922         1.18
Exercised                              (5,500)       3.20          (3,000)       3.20          (43,052)        5.26
Canceled                             (163,000)      27.12         (24,500)      10.75          (29,250)        9.78
                                     --------      ------       ---------     -------        ---------      -------
Outstanding at end of year            810,500        5.15       1,457,750        6.02        2,023,745        10.54
                                     ========      ======       =========     =======        =========      =======
Exercisable at end of year            276,500        5.84         632,850        2.95          879,382         4.40
Price range                       $3.20 to $11.00             $.65 to $19.75               $.65 to $33.13
Weighted average fair value
   of options granted                  $3.88                        $3.31                      $ 7.94

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10.  STOCK OPTION PLAN:  (Continued)

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,023,745 options outstanding as of March 31, 1998.

                                       Options Outstanding                      Options Exercisable
                              -----------------------------------------      ------------------------
                                            Weighted         Wtd. Avg.                     Weighted
                                         Avg. Exercise      Contractual                 Avg. Exercise
Exercise Price Range          Shares         Price          Life (yrs.)       Shares        Price
-----------------------------------------------------------------------------------------------------
$   .65   to  $  2.71        248,670      $     1.14           3.7           224,748        $ 1.13
$  3.20   to  $  4.80        580,200      $     3.26           5.4           460,500        $ 3.25
$  9.00   to  $ 12.50        877,875      $    11.12           8.6           192,467        $10.84
$ 16.63   to  $ 20.75         64,000      $    19.55           9.3             1,667         19.75
$ 29.13   to  $ 33.13        253,000      $    32.21           9.9              --           --

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average ranges of assumptions for the years ended March 31, 1996, 1997 and 1998, respectively: risk-free interest rates of 4.8% to 6.5%; expected lives of three to five years; expected volatility of 30% to 50%. The Company continues to account for stock based compensation under APB 25, "Accounting for Stock Issued to Employees", as allowed by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                        1996              1997              1998
                                        ----              ----              ----
Net income:
  As reported                        $1,013,000        $3,226,000        $7,931,000
  Pro forma                          $1,003,000        $3,065,000        $7,382,000

Basic net income per share:
  As reported                        $     0.05        $     0.43        $     0.88
  Pro forma                          $     0.05        $     0.40        $     0.82

Diluted net income per share:
  As reported                        $     0.05        $     0.35        $     0.70
  Pro forma                          $     0.04        $     0.33        $     0.65

Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

11.  RELATED PARTY TRANSACTIONS:

     In fiscal 1998, the Company entered into an agreement with Advance Capital Markets ("ACM") pursuant to which ACM agreed to act as financial advisor for the IMR transaction. In exchange for these professional services, the Company paid ACM a fee of $150,000, which is equivalent to or less than similar fees incurred in arm's-length transactions. The Managing Director of ACM is also a Director of the Company.

12.  RETIREMENT PLAN BENEFITS:

     The Company sponsors a retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Company is required to contribute at least 50% of the first 6% of salary deferral contributed by each participant. The Company's contributions to the plan amounted to approximately $102,000, $129,000 and $177,000 for the years ended March 31, 1996, 1997 and 1998, respectively.


13.  INCOME TAXES:

     The provision for income taxes for the year ended March 31, 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                          1996            1997              1998
                                      ----------       ----------        ----------
     Tax at U.S. federal              $  344,000       $1,629,000        $4,349,000
       income tax rate
     State taxes                            --               --             457,000
     Benefit of operating               (382,000)         (89,000)             --
       loss carryforwards
     Other, net                           38,000           24,000            55,000
                                      ----------       ----------        ----------
     Provision for income taxes       $     --         $1,564,000        $4,861,000
                                      ==========       ==========        ==========

     Of the $4,861,000 provision for income taxes in 1998, $441,000 represents deferred income taxes and $4,420,000 represents the current portion.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows:

                                                             March 31,                          March 31,
                                                               1997           Changes             1998
                                                          -------------    -------------     -------------
Gross deferred tax asset:
     Other accruals..................................     $      50,000    $       7,000     $      57,000
     Other...........................................            48,000            2,000            50,000
                                                          -------------    -------------     -------------
                                                                 98,000            9,000           107,000
                                                          -------------    -------------     -------------
Gross deferred tax liability:
     Amortization of goodwill........................          (654,000)        (196,000)         (850,000)
     Depreciation....................................          (288,000)        (254,000)         (542,000)
                                                          -------------    -------------     -------------
                                                               (942,000)        (450,000)       (1,392,000)
                                                          -------------    -------------     -------------
     Net deferred tax liability......................     $    (844,000)   $    (441,000)    $  (1,285,000)
                                                          =============    =============     =============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Advance Paradigm, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 15, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP


Dallas, Texas
May 15, 1998

                             ADVANCE PARADIGM, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                  Balance at       Additions                      Balance at
                                                                  Beginning       Charged to        (1)             End of
                                                                   of Year         Expenses      Deductions          Year
                                                                  ----------      ----------     ----------       ----------
Year ended March 31, 1996:
     Allowance for doubtful accounts receivable.............       $191,000         $23,000       $(34,000)        $180,000

Year ended March 31, 1997:
     Allowance for doubtful accounts receivable.............       $180,000         $12,000       $   --           $192,000

Year ended March 31, 1998:
     Allowance for doubtful accounts receivable.............       $192,000         $74,000       $ 19,000         $247,000




----------
(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
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

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
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

 4.11*          --- Warrant for Purchase of Shares of Common Stock of the Company dated December 8, 1993, in favor of BCBS of Maryland.

 4.12*          --- Stock Purchase Agreement dated as of June 25, 1996, by and between the Company and BCBS of
                    Texas.

 4.13*          --- Warrant Agreement dated as of November 25, 1995, by and between the Company and BCBS of Texas.

 4.14***        --- Amended and Restated Incentive Stock Option Plan.

 4.15***        --- Incentive Stock Option Plan.

 4.16*          --- Warrant Agreement dated as of September 12, 1996, by and between the Company and VHA, Inc.

 4.17*          --- Form of Agreement and Plan of Merger.

 4.18****       --- 1997 Nonstatutory Stock Option Plan

10.1*           --- Managed Pharmaceutical Agreement dated November 1, 1993, by and between Advance Data and the
                    Mega Life & Health Insurance Company.

10.2*           --- Nondisclosure/Noncompetition Agreement dated August 4, 1993,between the Company, Advance Data,
                    Advance Mail and David D. Halbert.

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
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

10.15*          --- Managed Pharmacy Benefit Services Agreement dated September 1, 1995, between the Company and
                    BCBS of Texas.

10.16*****      --- Agreement and Plan of Merger, dated February 9, 1998, by and among Advance Paradigm, Inc., IMR, Inc.
                    and Innovative Medical Research, Inc., Walter Stewart, Richard Lipton, The Lianna Lipton Trust, The
                    Justin Lipton Trust, Stuart Bell, The Curren Bell Trust, The Kylie Bell Trust and The Ian Bell Trust.

10.17******     --- Employment Agreement effective as of May 1, 1998, by and between the Company and Anthony J. Pino.

11******        --- Statement regarding computation of per share earnings.

21******        --- Subsidiaries of the Company.

23******        --- Consent of Arthur Andersen LLP.

27.1******      --- Financial Data Schedule.

27.2******      --- Restated Financial Data Schedule




--------------
*     Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996
      (No. 333-06931), and incorporated herein by reference.

**    Previously filed in connection with the Company's Form 10-K for the year ended March 31, 1997, and incorporated herein by reference.

***   Previously filed in connection with the Company's Registration Statement on Form S-8 filed September 5, 1997
      (No. 333-34999), and incorporated herein by reference.

****  Previously filed in connection with the Company's Form 10-Q for the three months ended June 30, 1997, and incorporated herein by reference.

***** Previously filed in connection with the Company's Current Report on Form 8-K, dated February 9, 1998, and incorporated herein by reference.

******Filed herewith.