Form 10-Q
period 1998-06-30
ADVANCE PARADIGM INC
filed 1998-08-14
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                    Common stock, $.01 par value: 10,117,519
                        outstanding as of August 13, 1998

                             ADVANCE PARADIGM, INC.


                       INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                                  PAGE
           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           June 30, 1998 and March 31, 1998                                         2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months Ended June 30, 1998 and 1997                        3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Three Months Ended
                           June 30, 1998 and 1997                                                   4

                      D.   Notes to Condensed Consolidated Financial Statements                     5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           7


PART II.   OTHER INFORMATION                                                                       11


SIGNATURES                                                                                         12


                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                         March 31, 1998   June 30, 1998
                                                                         --------------   -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $ 58,342,000     $ 62,672,000
   Accounts receivable, net of allowance for doubtful accounts of
     $247,000 and $253,000, respectively                                    68,335,000       77,131,000
   Inventories                                                               2,887,000        3,368,000
   Prepaid expenses and other                                                1,487,000        1,569,000
                                                                          ------------     ------------
     Total current assets                                                  131,051,000      144,740,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $5,574,000 and $6,206,000, respectively              10,494,000       11,430,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,501,000 and $1,587,000, respectively                                  12,353,000       12,266,000
OTHER ASSETS                                                                 1,011,000          993,000
                                                                          ------------     ------------
     Total assets                                                         $154,909,000     $169,429,000
                                                                          ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                       $ 97,495,000     $108,649,000
   Accrued salaries and benefits                                             2,966,000        1,910,000
   Income taxes payable                                                         32,000        1,523,000
   Other accrued expenses                                                    2,196,000        1,941,000
                                                                          ------------     ------------
     Total current liabilities                                             102,689,000      114,023,000
NONCURRENT LIABILITIES:
   Deferred income taxes                                                     1,285,000        1,460,000
   Other noncurrent liabilities                                                371,000          371,000
                                                                          ------------     ------------
     Total liabilities                                                     104,345,000      115,854,000
                                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value; 5,000 shares authorized, 4,444 and 0 shares issued and
     outstanding, respectively                                                    --               --
   Common stock, $.01 par value; 25,000,000
     shares authorized; 8,904,472 and 10,102,462
     shares issued and outstanding, respectively                                89,000          101,000
   Additional paid-in capital                                               43,142,000       43,324,000
   Retained earnings                                                         7,333,000       10,150,000
                                                                          ------------     ------------
     Total stockholders' equity                                             50,564,000       53,575,000
                                                                          ------------     ------------
     Total liabilities and stockholders' equity                           $154,909,000     $169,429,000
                                                                          ============     ============




                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Three Months Ended June 30,
                                        ------------------------------
                                            1997              1998
                                        ------------      ------------
Revenues                                $ 79,403,000      $164,182,000
                                        ------------      ------------

Cost of operations:

Cost of revenues                          75,538,000       157,141,000
Selling, general and
   administrative expenses                 2,111,000         3,263,000
                                        ------------      ------------
           Total cost of operations       77,649,000       160,404,000
                                        ------------      ------------
Operating income                           1,754,000         3,778,000
Interest income                              672,000           765,000
Interest expense                             (19,000)             --
                                        ------------      ------------

Income before income taxes                 2,407,000         4,543,000

Provision for income taxes                   915,000         1,726,000
                                        ------------      ------------
Net income                              $  1,492,000      $  2,817,000
                                        ============      ============

Basic
Net income per share                    $       0.17      $       0.28
                                        ============      ============
Weighted average
   shares outstanding                      8,679,145         9,912,502
                                        ============      ============

Diluted
Net income per share                    $       0.14      $       0.24
                                        ============      ============
Weighted average
   shares outstanding                     10,986,194        11,693,523
                                        ============      ============



                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended June 30,
                                                     ------------------------------
                                                         1997              1998
                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  1,492,000      $  2,817,000

   Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                        511,000           718,000
     Provision for doubtful accounts                        6,000             6,000
     Change in certain assets and liabilities -
       Accounts receivable                              1,440,000        (8,802,000)
       Inventories                                     (1,777,000)         (481,000)
       Prepaid expenses
         and other assets                                 (98,000)          (63,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                554,000        11,509,000
                                                     ------------      ------------
       Net cash provided by operating activities        2,128,000         5,704,000
                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                 (1,593,000)       (1,568,000)
                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from issuance of Common Stock             7,000           194,000
     Proceeds from borrowings                             400,000              --
     Payments on long-term obligations                   (400,000)             --
                                                     ------------      ------------
       Net cash provided by financing activities            7,000           194,000
                                                     ------------      ------------

INCREASE IN CASH                                          542,000         4,330,000

CASH AND CASH EQUIVALENTS, beginning of period         51,172,000        58,342,000
                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period             $ 51,714,000      $ 62,672,000
                                                     ============      ============


                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the June 30, 1998 and 1997 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1998. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.


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

                                        THREE MONTHS ENDED JUNE 30,
                                           1997            1998
                                        -----------     -----------
BASIC
Numerator:

Net income                              $ 1,492,000     $ 2,817,000
Preferred stock dividends                    50,000            --
                                        -----------     -----------
                                        $ 1,442,000     $ 2,817,000
                                        ===========     ===========
Denominator:

Weighted average common
   stock outstanding                      8,679,145       9,912,502
                                        ===========     ===========

Net income per share                    $      0.17     $      0.28
                                        ===========     ===========



DILUTED
Numerator:

Net income                              $ 1,492,000     $ 2,817,000
                                        ===========     ===========

Denominator:

Weighted average common                   8,679,145       9,912,502
   stock outstanding

Other Dilutive Securities:
Series B preferred stock                  1,111,111         146,520
Options and warrants using the
  treasury stock method                   1,195,938       1,634,501
                                        -----------     -----------
Weighted average shares outstanding      10,986,194      11,693,523
                                        ===========     ===========

Net income per share                    $      0.14     $      0.24
                                        ===========     ===========


3.   INCOME TAXES

     In the three months ended June 30, 1998 and 1997, the Company recorded a provision for income taxes of $1,726,000 and $915,000, respectively. The Company recorded its tax provision based upon an estimated, effective tax rate of 38% for both periods.

4.   STOCK TRANSACTIONS

     On April 13, 1998, the Company was notified by the holders of the Series B convertible preferred stock that they were electing to convert all of the shares into Common Stock. Subsequently, the shares were converted into 1,111,111 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues.

                                                 Three Months
                                                Ended June 30,
                                             -------------------
                                              1997         1998
                                             ------       ------
Data Services                                  59.2%        69.2%
Mail Services                                  21.8         16.5
Clinical Services                              19.0         14.3
                                             ------       ------
Total Revenues                                100.0        100.0
                                             ------       ------
Cost of operations:
     Cost of revenues                          95.1         95.7
     Selling, general and administrative
       expenses                                 2.7          2.0
                                             ------       ------
         Total cost of operations              97.8         97.7
                                             ------       ------
Operating income                                2.2          2.3
Interest income, net of expense                  .8           .5
                                             ------       ------
Income before income taxes                      3.0          2.8
Provision for income taxes                     (1.1)        (1.1)
                                             ------       ------
Net income                                      1.9%         1.7%
                                             ======       ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues for the three months ended June 30, 1998 increased $84.8 million, or 107%, compared to revenues for the three months ended June 30, 1997. Approximately 79% of the increase in revenues was attributable to a 38% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new clients. Substantially all of the new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. The increase in claims resulted from strong growth in new clients and from an increase in member lives from existing clients. Approximately 11% of the increase was attributable to additional sales of the Company's mail pharmacy services, resulting from a 54% increase in the number of mail prescriptions dispensed. The remaining 10% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials.

     COST OF REVENUES. Cost of revenues for the three months ended June 30, 1998 increased by $81.6 million, or 108%, compared to the same period in 1997. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the new clients that are utilizing the Company's retail pharmacy network. As a percentage of revenues, cost of revenues was approximately 95.7% in the three months ended June 30, 1998 compared to 95.1% in the same period in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended June 30, 1998 increased by $1.2 million, or 55%, compared to the same period in 1997. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.7% for the three months ended June 30, 1997 to 2.0% in the same period in 1998 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended June 30, 1998 increased $112,000 compared to the same period in 1997. The increase resulted from higher cash balances invested in cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper.

     INCOME TAXES. For the three months ended June 30, 1998 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.24 per share for the three months ended June 30, 1998 compared to $.14 per share for the same period in 1997. The weighted average shares outstanding were
11.0 million and 11.7 million for the three months ended June 30, 1997 and 1998, respectively. The increase in the weighted average shares resulted primarily from the the increase in the Company's stock price which has resulted in more options and warrants becoming common stock equivalents. (See Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of $30.7 million. The Company's net cash provided by operating activities was $5.7 million for the three months ended June 30, 1998 resulting primarily from the Company's net income of $2.8 million for the period and due to the timing of receivables and payables resulting from the Company's continued growth. During the three months ended June 30, 1998 the Company used cash of $1.6 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months.

YEAR 2000 ISSUES

         The Company's operations are dependent upon its computer systems and information technology. In fiscal year 1998 the Company began addressing the Year 2000 issue by forming a Year 2000 project team. Year 2000 compliance relates to: technology, including but not limited to, information technology, embedded systems, or any other electro-mechanical or processor-based system. Such technology, when used in accordance with its associated documentation, is capable of accurately processing, providing and/or receiving date data from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000, including leap year calculations. To date, the Company has completed the "inventory" portion of its Year 2000 project. The Company has documented all internal hardware, software or equipment that may be date sensitive.

     The Company is currently in the second stage of the Year 2000 project which involves assessing all of the items that have been "inventoried" to determine whether they are Year 2000 compliant. This assessment stage also includes surveying all external vendors and customers that transact business with the Company to determine whether their systems are Year 2000 compliant. This second stage is expected to be completed by the end of August 1998. The third stage involves the development of code to convert systems that are not compliant to Year 2000 compliant systems. This stage is expected to be completed by the end of October 1998. The final stage involves the testing of all technical systems to verify Year 2000 compliance. All systems are expected to be tested and implemented by the end of March 1999.

     The Company has and will incur internal and external personnel costs as well as other expenses related to this project. Although the Company is still evaluating the overall costs associated with the Year 2000 project, the Company does not believe the associated costs are or will be material to the Company's results of operations or financial condition. However, there can be no assurance that the Company's efforts to address the Year 2000 issue will be entirely successful. In addition, there can be no assurance that the software and systems of other companies from which the Company transacts business will become Year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on the Company's systems and operations.

FORWARD-LOOKING STATEMENTS

     This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form 10-K under the caption "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

                           PART II. OTHER INFORMATION


Items 1-5 are not applicable.

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                                      ADVANCE PARADIGM, INC.
                                      (Registrant)



Date: August 13, 1998           By:         /s/ David D. Halbert
                                      --------------------------
                                      David D. Halbert, Chief Executive Officer,
                                      Chairman of the Board and President



Date: August 13, 1998           By:        /s/ Danny Phillips
                                     ---------------------------
                                      Danny Phillips, Chief Financial Officer,
                                      Senior Vice President, Secretary and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                               Index to Exhibits

Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule