Form 10-Q
period 1998-09-30
ADVANCE PARADIGM INC
filed 1998-11-13
CIK 1012956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                    Common stock, $.01 par value: 10,264,280
                      outstanding as of November 12, 1998

                             ADVANCE PARADIGM, INC.


                      INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                                  PAGE

           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           September 30, 1998 and March 31, 1998                                    2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months and Six Months Ended
                           September 30, 1998 and 1997                                              3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Six Months Ended
                           September 30, 1998 and 1997                                              4

                      D.   Notes to Condensed Consolidated Financial Statements                     5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           7


PART II.   OTHER INFORMATION                                                                       12


SIGNATURES                                                                                         14

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                               March 31, 1998     September 30, 1998
                                                                              -----------------   ------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $      58,342,000   $      38,106,000
   Accounts receivable, net of allowance for doubtful accounts of
     $247,000 and $259,000, respectively                                             68,335,000          97,450,000
   Inventories                                                                        2,887,000           2,591,000
   Prepaid expenses and other                                                         1,487,000           1,788,000
                                                                              -----------------   -----------------
     Total current assets                                                           131,051,000         139,935,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $5,574,000 and $6,909,000, respectively                       10,494,000          12,063,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,501,000 and $1,674,000, respectively                                           12,353,000          12,179,000
OTHER ASSETS                                                                          1,011,000             925,000
                                                                              -----------------   -----------------
     Total assets                                                             $     154,909,000   $     165,102,000
                                                                              =================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $      97,495,000   $     101,777,000
   Accrued salaries and benefits                                                      2,966,000           3,019,000
   Income taxes payable                                                                  32,000                --
   Other accrued expenses                                                             2,196,000           1,358,000
                                                                              -----------------   -----------------
     Total current liabilities                                                      102,689,000         106,154,000
NONCURRENT LIABILITIES:
   Deferred income taxes                                                              1,285,000           1,657,000
   Other noncurrent liabilities                                                         371,000             371,000
                                                                              -----------------   -----------------
     Total liabilities                                                              104,345,000         108,182,000
                                                                              -----------------   -----------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value; 5,000 shares authorized, 4,444 and 0 shares issued and
     outstanding, respectively                                                             --                  --
   Common stock, $.01 par value; 25,000,000
     shares authorized; 8,904,472 and 10,256,554
     shares issued and outstanding, respectively                                         89,000             103,000
   Additional paid-in capital                                                        43,142,000          43,612,000
   Retained earnings                                                                  7,333,000          13,205,000
                                                                              -----------------   -----------------
     Total stockholders' equity                                                      50,564,000          56,920,000
                                                                              -----------------   -----------------
     Total liabilities and stockholders' equity                               $     154,909,000   $     165,102,000
                                                                              =================   =================


                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended September 30,           Six Months Ended September 30,
                                      --------------------------------------   --------------------------------------
                                             1997                 1998                1997                 1998
                                      -----------------    -----------------   -----------------    -----------------
Revenues                              $     116,508,000    $     181,258,000   $     195,911,000    $     345,440,000
                                      -----------------    -----------------   -----------------    -----------------

Cost of operations:
Cost of revenues                            111,724,000          173,727,000         187,262,000          330,869,000
Selling, general and
   administrative expenses                    2,416,000            3,312,000           4,527,000            6,575,000
                                      -----------------    -----------------   -----------------    -----------------
           Total cost of operations         114,140,000          177,039,000         191,789,000          337,444,000
                                      -----------------    -----------------   -----------------    -----------------
Operating income                              2,368,000            4,219,000           4,122,000            7,996,000
Interest income                                 726,000              708,000           1,398,000            1,474,000
Interest expense                                (23,000)                --               (42,000)                --
                                      -----------------    -----------------   -----------------    -----------------

Income before income taxes                    3,071,000            4,927,000           5,478,000            9,470,000
Provision for income taxes                    1,167,000            1,872,000           2,081,000            3,598,000
                                      -----------------    -----------------   -----------------    -----------------
Net income                            $       1,904,000    $       3,055,000   $       3,397,000    $       5,872,000
                                      =================    =================   =================    =================

Basic
Net income per share                  $            0.21    $            0.30   $            0.38    $            0.58
                                      =================    =================   =================    =================
Weighted average
   shares outstanding                         8,683,645           10,256,554           8,681,395           10,084,528
                                      =================    =================   =================    =================

Diluted

Net income per share                  $            0.17    $            0.27   $            0.30    $            0.51
                                      =================    =================   =================    =================
Weighted average
   shares outstanding                        11,305,863           11,499,250          11,146,029           11,596,387
                                      =================    =================   =================    =================



                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Six Months Ended September 30,
                                                                         ----------------------------------
                                                                              1997               1998
                                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $     3,397,000    $     5,872,000
   Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                                             1,094,000          1,508,000
     Provision for doubtful accounts                                              12,000             12,000
     Change in certain assets and liabilities -
       Accounts receivable                                                   (14,344,000)       (29,127,000)
       Inventories                                                               (53,000)           296,000
       Prepaid expenses
         and other assets                                                     (1,453,000)          (215,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                                    18,085,000          3,837,000
                                                                         ---------------    ---------------
       Net cash provided by (used in) operating activities                     6,738,000        (17,817,000)
                                                                         ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (3,084,000)        (2,904,000)
                                                                         ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Common Stock                                     28,000            485,000
   Proceeds from borrowings                                                      583,000               --
   Payments on long-term obligations                                            (583,000)              --
                                                                         ---------------    ---------------
   Net cash provided by financing activities                                      28,000            485,000
                                                                         ---------------    ---------------

INCREASE (DECREASE) IN CASH                                                    3,682,000        (20,236,000)
CASH AND CASH EQUIVALENTS, beginning of period                                51,172,000         58,342,000
                                                                         ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period                                 $    54,854,000    $    38,106,000
                                                                         ===============    ===============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 1998 and 1997 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1998. The results of operations for the three month and six month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows:


                                      THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------  -------------------------------
                                          1997             1998              1997              1998
                                      --------------   ---------------  --------------   --------------
BASIC
Numerator:

Net income                            $    1,904,000   $    3,055,000   $    3,397,000   $    5,872,000

Preferred stock dividends                     50,000             --            100,000             --
                                      --------------   --------------   --------------   --------------
                                      $    1,854,000   $    3,055,000   $    3,297,000   $    5,872,000
                                      ==============   ==============   ==============   ==============
Denominator:

Weighted average common
   stock outstanding                       8,683,645       10,256,554        8,681,395       10,084,528
                                      ==============   ==============   ==============   ==============

Net income per share                  $         0.21   $         0.30   $         0.38   $         0.58
                                      ==============   ==============   ==============   ==============


DILUTED
Numerator:

Net income                            $    1,904,000   $    3,055,000   $    3,397,000   $    5,872,000
                                      ==============   ==============   ==============   ==============

Denominator:

Weighted average common                    8,683,645       10,256,554        8,681,395       10,084,528
   stock outstanding

Other dilutive securities:
Series B preferred stock                   1,111,111             --          1,111,111           73,260
Options and warrants using the
  treasury stock method                    1,511,107        1,242,696        1,353,523        1,438,599
                                      --------------   --------------   --------------   --------------
Weighted average shares outstanding       11,305,863       11,499,250       11,146,029       11,596,387
                                      ==============   ==============   ==============   ==============

Net income per share                  $         0.17   $         0.27   $         0.30   $         0.51
                                      ==============   ==============   ==============   ==============

3.   INCOME TAXES

     In the three months and six months ended September 30, 1997 and 1998, the Company recorded a provision for income taxes based upon an estimated, effective tax rate of 38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues.


                                                   Three Months                      Six Months
                                                 Ended September 30,            Ended September 30,
                                           -----------------------------     -----------------------------
                                               1997             1998             1997             1998
                                           ------------     ------------     ------------     ------------
Data Services                                      68.2%            66.1%            64.5%            67.6%
Mail Services                                      15.4             16.5             18.0             16.5
Clinical Services                                  16.4             17.4             17.5             15.9
                                           ------------     ------------     ------------     ------------
Total Revenues                                    100.0            100.0            100.0            100.0
                                           ------------     ------------     ------------     ------------
Cost of operations:
     Cost of revenues                              95.9             95.9             95.6             95.8
     Selling, general and administrative
       expenses                                     2.1              1.8              2.3              1.9
                                           ------------     ------------     ------------     ------------
         Total cost of operations                  98.0             97.7             97.9             97.7
                                           ------------     ------------     ------------     ------------
Operating income                                    2.0              2.3              2.1              2.3
Interest income, net of expense                      .6               .4               .7               .4
                                           ------------     ------------     ------------     ------------
Income before income taxes                          2.6              2.7              2.8              2.7
Provision for income taxes                         (1.0)            (1.0)            (1.1)            (1.0)
                                           ------------     ------------     ------------     ------------
Net income                                          1.6%             1.7%             1.7%             1.7%
                                           ============     ============     ============     ============


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues for the three months ended September 30, 1998 increased $64.8 million, or 56%, compared to revenues for the three months ended September 30, 1997. Approximately 62% of the increase in revenues was attributable to a 30% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new clients, as well as internal growth from existing clients. Substantially all of the new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. The increase in claims resulted from strong growth in new clients and from an increase in member lives from existing clients. Approximately 19% of the increase in revenues was attributable to additional sales of the Company's mail pharmacy services, resulting from a 61% increase in the number of mail prescriptions dispensed. The remaining 19% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials.

     COST OF REVENUES. Cost of revenues for the three months ended September 30, 1998 increased by $62.0 million, or 55%, compared to the same period in the prior year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the new clients that are utilizing the Company's retail pharmacy network. As a percentage of revenues, cost of revenues was approximately 95.9% in the three months ended September 30, 1998 and 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended September 30, 1998 increased by $896,000, or 37%, compared to the same period in the prior year. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for the three months ended September 30, 1997 to 1.8% in the same period in 1998 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended September 30, 1998 increased $5,000 compared to the same period in the prior year. The Company incurred no interest expense in the three months ended September 30, 1998 since the Company had no outstanding indebtedness during the period.

     INCOME TAXES. For the three months ended September 30, 1998 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.27 per share for the three months ended September 30, 1998 compared to $.17 per share for the same period in the prior year. The weighted average shares outstanding were 11.3 million and 11.5 million for the three months ended September 30, 1997 and 1998, respectively. The increase in the weighted average shares resulted primarily from the increase in the Company's stock price which has resulted in more options and warrants becoming dilutive securities. (See
Note 2 for calculation.)

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1997

     REVENUES. Revenues for the six months ended September 30, 1998 increased $149.5 million, or 76%, compared to revenues for the six months ended September 30, 1997. Approximately 71% of the increase in revenues was attributable to a 33% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new clients, as well as internal growth from existing clients. Substantially all of the new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. The increase in claims resulted from strong growth in new clients and from an increase in member lives from existing clients. Approximately 15% of the increase in revenues was attributable to additional sales of the Company's mail pharmacy services, resulting from a 58% increase in the number of mail prescriptions dispensed. The remaining 14% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials.

     COST OF REVENUES. Cost of revenues for the six months ended September 30, 1998 increased by $143.6 million, or 77%, compared to the same period in the prior year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the new clients that are utilizing the Company's retail pharmacy network. As a percentage of revenues, cost of revenues was approximately 95.8% in the six months ended September 30, 1998 compared to 95.6% in the same period in the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the six months ended September 30, 1998 increased by $2.0 million, or 45%, compared to the same period in the prior year. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.3% for the six months ended September 30, 1997 to 1.9% in the same period in 1998 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

         INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the six months ended September 30, 1998 increased $118,000 compared to the same period in the prior year. The Company incurred no interest expense in the three months ended September 30, 1998 since the Company had no outstanding indebtedness during the period. The increase also resulted from higher cash balances invested in cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper. The increase in interest income was reduced due to lower interest rates in the six months ended September 30, 1998 compared to the prior year.

     INCOME TAXES. For the six months ended September 30, 1998 and 1997 the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.51 per share for the six months ended September 30, 1998 compared to $.30 per share for the same period in the prior year. The weighted average shares outstanding were 11.1 million and 11.6 million for the six months ended September 30, 1997 and 1998, respectively. The increase in the weighted average shares resulted primarily from the increase in the Company's stock price which has resulted in more options and warrants becoming dilutive securities. (See
Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had working capital of $33.8 million. The Company's net cash used in operating activities was $17.8 million for the six months ended September 30, 1998 due to the timing of the collection of certain receivables and the payment of certain payables prior to the end of the quarter. During the six months ended September 30, 1998 the Company used cash of $2.9 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months.

YEAR 2000 ISSUES

         The Company's operations are dependent upon its computer systems and information technology. In fiscal year 1998 the Company began addressing the Year 2000 issue by forming a Year 2000 project team. Year 2000 compliance relates to: technology, including but not limited to, information technology, embedded systems, or any other electro-mechanical or processor-based system. Such technology, when used in accordance with its associated documentation, is capable of accurately processing, providing and/or receiving date data from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000, including leap year calculations. In the quarter ending June 30, 1998, the Company completed the "inventory" portion of its Year 2000 project. The Company documented all internal hardware, software or equipment that was date sensitive.

     In the quarter ending September 30, 1998, the Company completed the second stage of the Year 2000 project which involved assessing all of the items that had been "inventoried" to determine whether they were Year 2000 compliant. This assessment stage also included surveying all external vendors and customers that transact business with the Company to determine whether their systems were Year 2000 compliant.

     The third stage involves the development of code to convert systems that are not compliant to Year 2000 compliant systems. This stage is expected to be completed by the end of November 1998. The final stage involves the testing of all technical systems to verify Year 2000 compliance. All systems are expected to be tested and implemented by the end of March 1999.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on October 29, 1998. At the close of business on September 18, 1998, the record date of those entitled to vote at the meeting, there were 10,179,354 shares of Common Stock issued and outstanding.

David D. Halbert, Jon S. Halbert and Rogers K. Coleman, M. D. were re-elected directors of the Company to serve until the Annual Meeting of Stockholders in 2001 and until their respective successors are elected and qualified.

The stockholder vote for each director elected at the meeting was as follows:


                                       Votes Cast       Votes
                                          For          Withheld
                                       ----------      --------
          David D. Halbert             8,403,121       318,080
          Jon S. Halbert               8,379,485       341,716
          Rogers K. Coleman, M. D      8,378,890       342,311

         The stockholders also voted to approve an Amendment to the Advance Paradigm, Inc. Amended and Restated Incentive Stock Option Plan to increase the number of shares available for issuance thereunder from 1,859,000 to 2,359,000 (5,975,041 affirmative votes; 2,702,796 negative votes; 43,364 abstention votes)

         The stockholders also voted to ratify the appointment of Arthur Andersen as the Company's independent accountants for the Company's current fiscal year (8,716,114 affirmative votes; 2,480 negative votes; 2,607 abstention votes)

Item 5.  OTHER INFORMATION

         On October 12, 1998, the Company and Blue Cross Blue Shield of Texas, Inc. ("BCBS of Texas") agreed to cancel the warrant agreement, dated November 25, 1995, entered into by and between BCBS of Texas and the Company. No warrants were earned or issued to BCBS of Texas under such warrant agreement.

         Effective as of June 12, 1998, the Company issued a warrant to Wellmark, Inc. ("Wellmark") representing the right to acquire up to 56,250 shares of Common Stock at a per share exercise price equal to $32 5/8 per share. Twenty percent of the total shares covered by the warrant will vest on January 1, 1999 and an additional twenty percent will vest on January 1 of each of the following four years, subject to certain terms and conditions. The term of the warrant expires on December 31, 2003. As of November 12, 1998, no shares under the warrant had been exercised or issued.

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Exhibits required by Item 601 of S-K:

EXHIBIT NO.               EXHIBITS

3.1*  --- Amended and Restated Certificate of Incorporation of the Company

3.2*  --- Amended and Restated Bylaws of the Company

22**  --- Definitive Proxy Statement pursuant to Section 14(a) of the Securities
          Exchange Act of 1934.

27*** --- Financial Data Schedule

* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

**   Previously filed on July 29, 1998 (No.000-21447).

***  Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ADVANCE PARADIGM, INC.
                                  (Registrant)



Date: November 12, 1998           By: /s/ David D. Halbert
                                      ------------------------------------------
                                      David D. Halbert, Chief Executive Officer,
                                      Chairman of the Board and President



Date: November 12, 1998           By: /s/ Danny Phillips
                                      ------------------------------------------
                                      Danny Phillips, Chief Financial Officer,
                                      Senior Vice President, Secretary and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                                 Exhibit Index


Exhibits required by Item 601 of S-K:


EXHIBIT NO.               EXHIBITS
-----------               --------
3.1*    ---    Amended and Restated Certificate of Incorporation of the Company

3.2*    ---    Amended and Restated Bylaws of the Company

22**    ---    Definitive Proxy Statement pursuant to Section 14(a) of the Securities
               Exchange Act of 1934.

27***   ---    Financial Data Schedule

* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

**   Previously filed on July 29, 1998 (No.000-21447).

***  Filed herewith.