Form 10-Q
period 1998-12-31
ADVANCE PARADIGM INC
filed 1999-02-16
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

                                 YES  X    NO
                                    -----     -----

                    Common stock, $.01 par value: 10,322,246
                       outstanding as of February 12, 1999

                             ADVANCE PARADIGM, INC.


                       INDEX TO QUARTERLY REPORT FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                        PAGE
           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           March 31, 1998 and December 31, 1998                            2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months and Nine Months Ended
                           December 31, 1997 and 1998                                      3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Nine Months Ended
                           December 31, 1997 and 1998                                      4

                      D.   Notes to Condensed Consolidated Financial Statements            5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  7


PART II.   OTHER INFORMATION                                                              12


SIGNATURES                                                                                13

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               March 31, 1998  December 31, 1998
                                                                               --------------  -----------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 58,342,000     $ 62,962,000
   Accounts receivable, net of allowance for doubtful accounts of
     $247,000 and $365,000, respectively                                          68,335,000       81,792,000
   Inventories                                                                     2,887,000        6,077,000
   Prepaid expenses and other                                                      1,487,000        1,544,000
                                                                                ------------     ------------
     Total current assets                                                        131,051,000      152,375,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $5,574,000 and $7,776,000, respectively                    10,494,000       13,669,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,501,000 and $1,875,000, respectively                                        12,353,000       37,162,000
OTHER ASSETS                                                                       1,011,000          982,000
                                                                                ------------     ------------
     Total assets                                                               $154,909,000     $204,188,000
                                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $ 97,495,000     $135,735,000
   Accrued salaries and benefits                                                   2,966,000        3,206,000
   Income taxes payable                                                               32,000          618,000
   Other accrued expenses                                                          2,196,000        1,307,000
                                                                                ------------     ------------
     Total current liabilities                                                   102,689,000      140,866,000
NONCURRENT LIABILITIES:
   Deferred income taxes                                                           1,285,000        2,367,000
   Other noncurrent liabilities                                                      371,000          546,000
                                                                                ------------     ------------
     Total liabilities                                                           104,345,000      143,779,000
                                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value; 5,000 shares authorized, 4,444 and 0 shares issued and
     outstanding, respectively                                                            --               --
   Common stock, $.01 par value; 25,000,000
     shares authorized; 8,904,472 and 10,311,076
     shares issued and outstanding, respectively                                      89,000          103,000
   Additional paid-in capital                                                     43,142,000       43,852,000
   Retained earnings                                                               7,333,000       16,454,000
                                                                                ------------     ------------
     Total stockholders' equity                                                   50,564,000       60,409,000
                                                                                ------------     ------------
     Total liabilities and stockholders' equity                                 $154,909,000     $204,188,000
                                                                                ============     ============


                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended December 31,        Nine Months Ended December 31,
                                             ----------------------------------     ----------------------------------
                                                  1997                1998               1997                1998
                                             --------------      --------------     --------------      --------------
Revenues                                     $  128,151,000      $  200,205,000     $  324,061,000      $  545,645,000
                                             --------------      --------------     --------------      --------------

Cost of operations:
Cost of revenues                                122,305,000         192,161,000        309,567,000         523,030,000
Selling, general and
   administrative expenses                        2,726,000           3,498,000          7,252,000          10,073,000
                                             --------------      --------------     --------------      --------------
           Total cost of operations             125,031,000         195,659,000        316,819,000         533,103,000
                                             --------------      --------------     --------------      --------------
Operating income                                  3,120,000           4,546,000          7,242,000          12,542,000
Interest income                                     668,000             695,000          2,066,000           2,169,000
Interest expense                                    (18,000)                 --            (60,000)                 --
                                             --------------      --------------     --------------      --------------

Income before income taxes                        3,770,000           5,241,000          9,248,000          14,711,000
Provision for income taxes                        1,433,000           1,991,000          3,514,000           5,590,000
                                             --------------      --------------     --------------      --------------
Net income                                   $    2,337,000      $    3,250,000     $    5,734,000      $    9,121,000
                                             ==============      ==============     ==============      ==============

Basic
-----
Net income per share                         $         0.26      $         0.32     $         0.64      $         0.90
                                             ==============      ==============     ==============      ==============
Weighted average
   shares outstanding                             8,813,670          10,311,076          8,725,487          10,160,044
                                             ==============      ==============     ==============      ==============

Diluted
-------
Net income per share                         $         0.20      $         0.28     $         0.51      $         0.79
                                             ==============      ==============     ==============      ==============
Weighted average
   shares outstanding                            11,514,239          11,602,949         11,268,765          11,598,574
                                             ==============      ==============     ==============      ==============






                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Nine Months Ended December 31,
                                                           ------------------------------
                                                               1997               1998
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  5,734,000      $  9,121,000
   Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                            1,717,000         2,434,000
     Provision for doubtful accounts                             18,000            18,000
     Change in certain assets and liabilities -
       Accounts receivable                                  (25,220,000)      (12,595,000)
       Inventories                                             (755,000)       (3,190,000)
       Prepaid expenses
         and other assets                                    (1,939,000)         (177,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                   30,103,000        38,190,000
                                                           ------------      ------------
       Net cash provided by operating activities              9,658,000        33,801,000
                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (5,655,000)       (5,204,000)
   Purchase of subsidiary, net of cash acquired                      --       (24,701,000)
                                                           ------------      ------------
       Net cash used for investing activities                (5,655,000)      (29,905,000)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Common Stock                   171,000           724,000
   Proceeds from borrowings                                     708,000                --
   Payments on long-term obligations                           (783,000)               --
                                                           ------------      ------------
   Net cash provided by financing activities                     96,000           724,000
                                                           ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,099,000         4,620,000
CASH AND CASH EQUIVALENTS, beginning of period               51,172,000        58,342,000
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                   $ 55,271,000      $ 62,962,000
                                                           ============      ============






                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 1998 and 1997 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1998. The results of operations for the three month and nine month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows:


                                             THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                 1997             1998             1997             1998
                                             ------------     ------------     ------------     ------------
BASIC
Numerator:
---------
Net income                                   $  2,337,000     $  3,250,000     $  5,734,000     $  9,121,000

Preferred stock dividends                          50,000               --          150,000               --
                                             ------------     ------------     ------------     ------------
                                             $  2,287,000     $  3,250,000     $  5,584,000     $  9,121,000
                                             ============     ============     ============     ============

Denominator:
-----------
Weighted average common
   stock outstanding                            8,813,670       10,311,076        8,725,487       10,160,044
                                             ============     ============     ============     ============

Net income per share                         $       0.26     $       0.32     $       0.64     $       0.90
                                             ============     ============     ============     ============

DILUTED
Numerator:
---------
Net income                                   $  2,337,000     $  3,250,000     $  5,734,000     $  9,121,000
                                             ============     ============     ============     ============

Denominator:
-----------
Weighted average common                         8,813,670       10,311,076        8,725,487       10,160,044
   stock outstanding

Other dilutive securities:
Series B preferred stock                        1,111,111               --        1,111,111           48,840
Options and warrants using the
  treasury stock method                         1,589,458        1,291,873        1,432,167        1,389,690
                                             ------------     ------------     ------------     ------------
Weighted average shares outstanding            11,514,239       11,602,949       11,268,765       11,598,574
                                             ============     ============     ============     ============

Net income per share                         $       0.20     $       0.28     $       0.51     $       0.79
                                             ============     ============     ============     ============


3.     ACQUISITION OF BAUMEL-EISNER

       Effective December 1, 1998, the Company completed the acquisition of Baumel-Eisner Neuromedical Institute ("Baumel-Eisner"), a privately-held clinical trials company based in south Florida. The Company paid $25 million cash in exchange for all outstanding shares of Baumel-Eisner. The acquisition has been accounted for under the purchase method and goodwill of approximately $24 million will be amortized over 25 years.

4.   INCOME TAXES

     In the three months and nine months ended December 31, 1997 and 1998, the Company recorded a provision for income taxes based upon an estimated, effective tax rate of 38%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues.


                                                       Three Months               Nine Months
                                                     Ended December 31,        Ended December 31,
                                                     1997         1998         1997         1998
                                                    ------       ------       ------       ------
Data Services                                         68.5%        68.1%        66.1%        67.7%
Mail Services                                         14.7         15.8         16.7         16.3
Clinical Services                                     16.8         16.1         17.2         16.0
                                                    ------       ------       ------       ------
Total Revenues                                       100.0        100.0        100.0        100.0
                                                    ------       ------       ------       ------
Cost of operations:
     Cost of revenues                                 95.5         96.0         95.5         95.9
     Selling, general and administrative
       expenses                                        2.1          1.7          2.2          1.8
                                                    ------       ------       ------       ------
         Total cost of operations                     97.6         97.7         97.7         97.7
                                                    ------       ------       ------       ------
Operating income                                       2.4          2.3          2.3          2.3
Interest income, net of expense                         .5           .3           .6           .4
                                                    ------       ------       ------       ------
Income before income taxes                             2.9          2.6          2.9          2.7
Provision for income taxes                            (1.1)        (1.0)        (1.1)        (1.0)
                                                    ------       ------       ------       ------
Net income                                             1.8%         1.6%         1.8%         1.7%
                                                    ======       ======       ======       ======


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     REVENUES. Revenues for the three months ended December 31, 1998 increased $72.1 million, or 56%, compared to revenues for the three months ended December 31, 1997. Approximately 67% of the increase in revenues was attributable to a 31% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new clients, as well as internal growth from existing clients. Substantially all of the new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. Approximately 18% of the increase in revenues was attributable to additional sales of the Company's mail pharmacy services, resulting from a 60% increase in the number of mail prescriptions dispensed. The remaining 15% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials.

     COST OF REVENUES. Cost of revenues for the three months ended December 31, 1998 increased by $69.9 million, or 57%, compared to the same period in the prior year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the new clients that are utilizing the Company's retail pharmacy network. As a percentage of revenues, cost of revenues was approximately 96.0% in the three months ended December 31, 1998 compared to 95.5% in the same period in the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the three months ended December 31, 1998 increased by $772,000, or 28%, compared to the same period in the prior year. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for the three months ended December 31, 1997 to 1.7% in the same period in 1998 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the three months ended December 31, 1998 increased $45,000 compared to the same period in the prior year. The Company incurred no interest expense in the three months ended December 31, 1998 since the Company had no outstanding indebtedness during the period.

     INCOME TAXES. For the three months ended December 31, 1998 and 1997, the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.28 per share for the three months ended December 31, 1998 compared to $.20 per share for the same period in the prior year. The weighted average shares outstanding were 11.5 million and 11.6 million for the three months ended December 31, 1997 and 1998, respectively. The increase in the weighted average shares resulted primarily from the increase in the Company's stock price which has resulted in more options and warrants becoming dilutive securities. (See
Note 2 for calculation.)

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1997

     REVENUES. Revenues for the nine months ended December 31, 1998 increased $221.6 million, or 68%, compared to revenues for the nine months ended December 31, 1997. Approximately 70% of the increase in revenues was attributable to a 33% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new clients, as well as internal growth from existing clients. Substantially all of the new clients utilize the Company's pharmacy network. In cases in which the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from its plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. Therefore, new clients that utilize the Company's network will generate higher revenues than new business where the Company merely administers the client's network. Approximately 16% of the increase in revenues was attributable to additional sales of the Company's mail pharmacy services, resulting from a 58% increase in the number of mail prescriptions dispensed. The remaining 14% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials.

     COST OF REVENUES. Cost of revenues for the nine months ended December 31, 1998 increased by $213.4 million, or 69%, compared to the same period in the prior year. This increase was attributable primarily to the additional costs associated with the Company's claims processing growth and the new clients that are utilizing the Company's retail pharmacy network. As a percentage of revenues, cost of revenues was approximately 95.9% in the nine months ended December 31, 1998 compared to 95.5% in the same period in the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the nine months ended December 31, 1998 increased by $2.8 million, or 39%, compared to the same period in the prior year. This increase was the result of the Company's expansion of its sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all services. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.2% for the nine months ended December 31, 1997 to 1.8% in the same period in 1998 as the result of greater economies of scale and due to the increase in revenues associated with the Company's claims processing services. Additional revenues generated by clients utilizing the Company's network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income, net of interest expense, for the nine months ended December 31, 1998 increased $163,000 compared to the same period in the prior year. The Company incurred no interest expense in the nine months ended December 31, 1998 since the Company had no outstanding indebtedness during the period. The increase also resulted from higher cash balances invested in cash management programs which utilized the Company's short-term excess cash to generate interest income through investment in money market funds and high-grade commercial paper.

     INCOME TAXES. For the nine months ended December 31, 1998 and 1997, the Company recorded income tax expense based upon an estimated, effective tax rate of 38%.

     NET INCOME PER SHARE. The Company reported diluted net income per share of $.79 per share for the nine months ended December 31, 1998 compared to $.51 per share for the same period in the prior year. The weighted average shares outstanding were 11.3 million and 11.6 million for the nine months ended December 31, 1997 and 1998, respectively. The increase in the weighted average shares resulted primarily from the increase in the Company's stock price which has resulted in more options and warrants becoming dilutive securities. (See
Note 2 for calculation.)


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had working capital of $11.5 million. During the quarter, working capital decreased by $25 million as the result of the December 1998 acquisition of Baumel-Eisner. The Company's net cash provided by operating activities was $33.8 million for the nine months ended December 31, 1998 due to the timing of the collection of certain receivables and the payment of certain payables. During the nine months ended December 31, 1998 the Company used cash of $5.2 million for purchases of property, plant and equipment associated with the growth and expansion of the Company's systems and facilities. In addition, the Company used cash of $25 million for the acquisition of Baumel-Eisner. The Company anticipates that cash from operations, combined with the proceeds remaining from its initial public offering will be sufficient to meet the Company's internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months.

YEAR 2000 READINESS DISCLOSURE

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

     In the quarter ending December 31, 1998, the Company completed the third stage of the Year 2000 project which involved the development of code to convert systems that are not compliant to Year 2000 compliant systems. The final stage involves the testing of all technical systems to verify Year 2000 compliance. All systems are expected to be tested and implemented by the end of March 1999. While implementation is scheduled to be complete by March 31, 1999, further maintenance testing and certifications will continue through 1999. Contingency planning has also begun in order to ensure non-interruption of business processes in the event of unexpected problems.

     The Company has and will incur internal and external personnel costs as well as other expenses related to this project. Although the Company is still evaluating the overall costs associated with the Year 2000 project, the Company does not believe the associated costs are or will be material to the Company's results of operations or financial condition. However, there can be no assurance that the Company's efforts to address the Year 2000 issue will be entirely successful. In addition, there can be no assurance that the software and systems of other companies from which the Company transacts business will become Year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on the Company's systems and operations. The above information is the Company's Year 2000 Readiness Disclosure. This disclosure is made pursuant to and is intended to be covered by the provisions of the federal Year 2000 Information and Disclosure Act.

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

                           PART II. OTHER INFORMATION

Items 1-3 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders was held on October 29, 1998. The information relating to this meeting was reported in the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 12, 1998, and is herein incorporated by reference.

Item 5 is not applicable.

Item 6.  Exhibits and reports on Form 8-K.

The Company filed a report on Form 8-K dated December 16, 1998, relating to the acquisition of Baumel-Eisner.

Exhibits required by Item 601 of S-K:


EXHIBIT NO.               EXHIBITS
-----------               --------
3.1*            ---       Amended and Restated Certificate of Incorporation of
                          the Company

3.2*            ---       Amended and Restated Bylaws of the Company

10.1**          ---       Stock Purchase Agreement, by and among Advance
                          Paradigm, Inc., Baumel-Eisner Neuromedical Institute,
                          Inc., Barry Baumel, M.D. and Larry S. Eisner, M.D.,
                          dated effective as of December 1, 1998.

10.2***         ---       Consulting Agreement effective as of December 15, 1998
                          by and between Advance Paradigm, Inc. and David A.
                          George.

27***           ---       Financial Data Schedule


* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed in connection with the Company's Form 8-K dated December 16, 1998.

*** Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ADVANCE PARADIGM, INC.
                                (Registrant)



Date: February 12, 1999         By:    /s/ David D. Halbert
                                    ---------------------------------
                                    David D. Halbert, Chief Executive Officer,
                                    Chairman of the Board and President



Date: February 12, 1999         By:    /s/ Danny Phillips
                                   ------------------------------------------
                                    Danny Phillips, Chief Financial Officer,
                                    Senior Vice President, Secretary and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)

                                  Exhibit Index


Exhibits required by Item 601 of S-K:


EXHIBIT NO.               EXHIBITS
-----------               --------
3.1*            ---       Amended and Restated Certificate of Incorporation of
                          the Company

3.2*            ---       Amended and Restated Bylaws of the Company

10.1**          ---       Stock Purchase Agreement, by and among Advance
                          Paradigm, Inc., Baumel-Eisner Neuromedical Institute,
                          Inc., Barry Baumel, M.D. and Larry S. Eisner, M.D.,
                          dated effective as of December 1, 1998.

10.2***         ---       Consulting Agreement effective as of December 15, 1998
                          by and between Advance Paradigm, Inc. and David A.
                          George.

27***           ---       Financial Data Schedule


* Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed in connection with the Company's Form 8-K dated December 16, 1998.

*** Filed herewith.