Form 10-K405
period 1999-03-31
ADVANCE PARADIGM INC
filed 1999-06-25
CIK 1012956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                                 Yes [X]   No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1999 as reported on the Nasdaq National Market, was approximately $432,698,508.

       As of May 31, 1999, Registrant had outstanding 10,559,859 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.


================================================================================

ITEM 1.  BUSINESS

OVERVIEW

    We are a leading independent provider of health benefit management services, providing pharmacy benefit management, disease management and clinical research programs. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall health benefit costs. We generate revenues from providing services to two primary customer groups: health plan sponsors and pharmaceutical manufacturers. We support a broad range of health plan sponsors, including managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts through our pharmacy benefit management and disease management services. We currently serve an estimated 27 million individuals enrolled in our customers' plans. We provide our clinical research services primarily to pharmaceutical manufacturers. We also work closely with pharmaceutical manufacturers in negotiating lower drug costs for our health plan sponsor customers.

    In the year ended March 31, 1999 ("fiscal year 1999"), we further enhanced our health benefit management services with our acquisitions. On December 1, 1998, we acquired Baumel-Eisner Neuromedical Institute, Inc., a privately-held clinical trials company based in South Florida. On March 31, 1999, we acquired Foundation Health Pharmaceutical Services, Inc., the parent company of Foundation Health Systems, Inc.'s pharmacy benefit management company, Integrated Pharmaceutical Services.

INDUSTRY BACKGROUND

    Health care expenditures are expected to grow at a compound annual growth rate of approximately 7.1% from $1.1 trillion in 1998 to $2.1 trillion in 2007, according to the Health Care Financing Administration. Prescription drug costs are expected to be one of the fastest growing components of health care costs, and the Health Care Financing Administration has estimated that prescription drugs will account for approximately 8.0% of United States health care expenditures by 2007, up from 6.5% today. As a result, prescription drug sales in the United States are expected to increase at a compound annual growth rate of approximately 9.7%, from approximately $74.3 billion in 1998 to approximately $171.1 billion in 2007. We believe a number of factors will contribute to this trend, including:

    o increased expenditures on new drug development;

    o an increase in new drug introductions as a result of shorter approval cycles by the U.S. Food and Drug Administration;

    o relatively higher prices for new drugs;

    o an aging population;

    o effective direct-to-consumer advertising by pharmaceutical manufacturers;

    o growing use of pharmaceuticals as first line of attack in disease treatment; and

    o increased availability of pharmacy benefits to health plan members.

    The concept of managed care originally developed in response to escalating health care costs. Health plan sponsors hoped that by exercising more control over health care delivery, they could control costs. Pharmacy benefit managers emerged to offer health plan sponsors a more efficient and less costly means of managing their members' drug use. In recent years, managed care has begun to evolve from a short-term, cost driven model to a long-term, medical outcomes-based model, where the overall cost and quality of patient care is considered by the health plan sponsor. Health benefit managers like us have emerged to assist health plan sponsors with the challenges of this new model of member care.

OUR STRATEGY

    Our mission is to improve the quality of care delivered to health plan members while helping plan sponsors reduce overall health benefit costs. Our strategy is to develop and implement clinical programs that manage large patient populations more efficiently and effectively than is possible for an individual health plan. In order to implement our strategy, we plan to:

    o Increase our core pharmaceutical benefit management customer base. We believe that increased size will allow us to achieve economies of scale and pass lower costs on to our customers. We have successfully increased the number of individuals served by our programs from an estimated 5.2 million in 1995 to an estimated 27 million on April 1, 1999. We plan to continue to grow this customer base by marketing our comprehensive service offerings to a broader range of health plan sponsors.

    o Expand our disease management services. We have two strategies for growing these services. First, we have the opportunity to cross-sell existing disease management services to our pharmacy benefit management customers. Second, we plan to develop and market new disease management programs, using our clinical expertise and information management capabilities.

    o Develop additional clinical research capabilities. We believe we have a leading clinical trial operation in Alzheimer's studies. We also conduct studies for several other central nervous system disorders. We plan to expand our clinical research offerings by developing focused expertise in a select number of additional diseases.

    o Pursue strategic acquisitions and alliances. We plan to selectively pursue acquisitions and alliances that either:

        o increase the size of our core pharmacy benefit management business;

        o enhance our disease management programs;

        o augment our clinical research capabilities; or

        o expand our Internet offerings.

    To date, we have successfully completed a number of acquisitions including Innovative Medical Research, Inc., Baumel-Eisner Neuromedical Institute, Inc. and Foundation Health Pharmaceutical Services.

    o Develop our Internet capabilities. While we currently offer a basic set of services on the Internet, we plan to dramatically broaden these offerings and expand access to our Internet site. Our future Internet initiatives may offer medical content to our health plan sponsor customers for use on their Internet sites, empower consumers by involving them more directly in their medical care and offer access to an on-line drugstore.

HEALTH BENEFIT MANAGEMENT SERVICES

    PHARMACY BENEFIT MANAGEMENT. We offer a broad range of clinical, data and mail services to our customers through our pharmacy benefit management programs. Our pharmacy benefit management customer base included over 1,000 health plan sponsors at March 31, 1999. When the Foundation Health Pharmaceutical Services acquisition is fully implemented, we expect to serve an estimated 27 million individuals enrolled in our customers' health plans, and manage $5.0 billion in gross drug expenditures and over 150 million pharmacy claims annually.

    CLINICAL SERVICES. Our clinical services professionals work closely with health plan sponsors to design and administer pharmacy benefit plans that, through the use of formularies and other techniques, promote clinically appropriate drug usage while reducing drug costs. Formularies are lists of a health plan's preferred pharmaceutical products. The use of a formulary can reduce drug costs while preserving the same medical effect through substitution of brand-name drugs with a cost effective generic alternative -- known as generic substitution -- or substitution of a brand-name drug with another, lower cost brand-name drug in the same therapeutic class -- known as therapeutic substitution.

    We encourage formulary compliance by both patients and prescribing physicians. Our customers' plans include features such as tiered copayments, which require a health plan member to pay higher amounts for non-formulary drugs in order to influence them to choose the drugs in the formulary. We attempt to influence physician prescribing patterns by analyzing physicians' prescribing behavior relative to physician peer groups and notifying them when their practices differ from industry practice. We also provide our own educational materials to plan physicians, pharmacists and health plan sponsors.

    DATA SERVICES. Through our data services operations, we process the prescription claims for health plan sponsors. We have increased the number of claims processed from approximately 1.5 million claims in fiscal year 1995 to over 50 million claims in fiscal year 1999. We currently process approximately 5 million claims per month.

    We administer a network of over 53,000 retail pharmacies that have agreed to provide prescription drugs to individual members of our customers' health plans at predetermined negotiated rates. Generally, we believe these rates are more favorable than typical retail prices. The retail pharmacies in the network are linked to us through our on-line claims processing system. Our on-line system provides pharmacists with the following information:

    o an analysis of whether the individual is eligible for benefits;

    o the prescription benefits the individual's health plan has selected;

    o the individual's co-payment obligation;

    o the amount the pharmacy can expect to receive as reimbursement for its services; and

    o an alert message to warn the pharmacist of possible interactions, including drug-drug, drug-food, drug-age, and drug-pregnancy interactions.

    MAIL SERVICES. Currently, our mail pharmacy operations dispense over 130,000 prescriptions per month, typically in the form of a three month supply of medications for chronic conditions. We believe that our mail pharmacy reduces costs to health plan sponsors by buying drugs at volume discounts and dispensing generic and therapeutic drug substitutes when appropriate. In addition, our control over the dispensing process allows us to improve patient compliance through methods such as calling members when they neglect to refill important prescriptions.

    Our mail pharmacy operations are located in approximately 38,000 square feet in a building we own in Richardson, Texas. Our mail service dispensing process is highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To ensure accurate dispensing of prescriptions, our mail service system is equipped with automated quality control features, and each prescription is inspected by a registered pharmacist.

    While the vast majority of prescriptions are currently submitted by mail, we are expanding our Internet capabilities to take advantage of the growth we anticipate in this area. See "Internet strategy."

    DISEASE MANAGEMENT. Our disease management programs are designed to help health plan sponsors manage the cost and treatment of specific diseases. We believe our disease management programs help improve medical outcomes and lower the cost of health care delivery for our customers through our interaction with patients and physicians. These programs are designed to monitor the entire contracted population and intervene when individuals demonstrate symptoms of a disease or high risk indications.

    We currently provide disease programs for cardiovascular secondary risk reduction, asthma, diabetes, h. pylori, compliance and heart failure. We have completed and are marketing programs in depression, hypertension and gastrointestinal preservation, and we are developing new programs for HIV, migraine, polypharmacy and dementia. Our disease management programs have five principal elements:

    o Data integration. We compile and analyze medical, pharmacy and other relevant data for a particular group of health plan members.

    o Case finding. We identify patients from this group who have the disease specified by the particular study and who we believe are at high risk for severe illness.

    o Treatment assessment. We compare treatment received by identified patients with nationally accepted treatment guidelines.

    o Targeted intervention. We intervene with identified patients by educating them about their disease and with physicians by providing information about treatment guidelines.

    o Outcomes analysis. We measure the results of the intervention by tracking the identified patients' medical outcomes and monitoring ongoing compliance with their treatment programs.

    We differentiate our disease management programs from those of our competitors with our outcomes assessment capabilities. We survey patients to assess quality of life, quality of care and overall satisfaction with the disease management program. We also assess the economic benefit of the program to our customers. As recognition of our surveying expertise, we are certified to administer HEDIS/CAHPS 2.OH member satisfaction surveys on behalf of health plan sponsors. These surveys use a set of standardized measures that compare the performance of health plans and allow consumers to draw comparisons across health plans.

    DECISION SUPPORT SYSTEMS. We use our decision support system to monitor, analyze and evaluate drug utilization for our health benefit management customers. One of our decision-support systems, ApotheQuery(R), allows us to identify cost-saving opportunities arising from the possible overuse or inappropriate use of drugs, the use of high cost drugs and the use of drugs not on the formulary. Our decision support systems have been developed using commercially available technology and are not protected by any patents.

    We also integrate our customers' pharmacy claims with applicable medical and laboratory claims and patient survey data, when available. This integrated health care database complements the capabilities of ApotheQuery(R) by including data relating to diagnosis and treatment of patients. This allows us and our customers to identify problem areas for the health plan sponsor and implement timely clinical solutions. The database further enhances our ability to complete medical outcomes studies and to develop disease management programs.

    CLINICAL RESEARCH. The two principal components of our current clinical research capabilities are clinical trials and outcomes studies. We developed these capabilities through our acquisition of Innovative Medical Research, Inc. ("IMR") in February 1998 and Baumel-Eisner Neuromedical Institute, Inc. in December 1998. Our clinical research operations participated in 60 clinical trials and 21 surveys during fiscal year 1999.

    Through our clinical research operations, we assist pharmaceutical manufacturers in moving new drugs, or new uses for existing drugs, through the laborious clinical trials process and into the market quickly and efficiently. We provide an established vehicle for conducting studies that can document a drug's economic and clinical benefits in a real world environment. In addition, our surveying capabilities permit us to evaluate the effectiveness of disease management strategies.

    We provide key functions in the clinical trials process including:

    o recruiting patients and physicians to participate in trials;

    o administering the trials as designed by the pharmaceutical manufacturers; and

    o measuring the patients' results.

    We use a call center and medically appropriate surveys to identify patients eligible to participate in our clinical trials. This patient enrollment method is designed to reduce drug development time, which permits sponsors of clinical trials to introduce their products into the market faster and to maximize the economic return for such products.

    Our current clinical trial initiatives are in the following areas:
Alzheimer's disease, analgesia and pain relief, migraine and tension headache, mild cognitive impairment, major depressive orders, Parkinson's disease and gastrointestinal motility.

    We also provide outcomes studies services to pharmaceutical manufacturers. These services include:

    o conducting studies to further the understanding of the characteristics of diseases;

    o conducting studies to develop simple to use tools, such as questionnaires and decision trees, for diagnosing diseases;

    o developing measurements for monitoring patient medical outcomes;

    o determining how to best influence the health status of individuals;

    o conducting surveys to evaluate physician knowledge and behavior in order to develop individualized educational materials for each physician; and

    o evaluating the direct and indirect costs of health care.

Our current outcomes studies initiatives are in the following areas: chronic pain, dementia, impaired memory, urinary incontinence, irritable bowel syndrome, asthma, vaccines, headache, osteoarthritis, gastrointestinal motility and diabetes.

    We believe we are a leader in clinical research and have received strong recognition in the clinical research arena. As of April 30, 1999, we employ 30 Medical Doctors, 2 Ph.D's., and 13 PharmDs. Many of our employees are on the staff of leading university-affiliated medical health centers. We believe we are leaders in Alzheimer's disease prevention and treatment research and are the largest enroller in Alzheimer's research. We were one of the lead investigators for the Excedrin Migraine(C) Program, and we recently conducted an asthma research program with the Robert Wood Johnson Foundation.

INTERNET STRATEGY

    We are currently reviewing alternative approaches to enhance our existing Internet-based services for covered individuals. Our current services include:

    o ordering refills of pharmaceuticals;

    o checking the status of pharmacy orders;

    o locating network pharmacies; and

    o reviewing formulary information.

We plan to develop our Internet capability beyond our current services for covered individuals to support our customers and to enhance our program offerings. Our future Internet initiatives may offer medical content to our health plan sponsor customers for use on their Internet sites, empower consumers by involving them more directly in their medical care and offer access to an on-line drugstore. Our future Internet offerings may include some or all of the following:

    o on-line drug store;

    o disease-specific chat rooms and information;

    o patient and member surveys;

    o personalized refill reminders;

    o monitoring of patient drug use; and

    o recruitment of patients and physicians for clinical trials.

SALES, MARKETING AND CUSTOMER SERVICE

    The sales process for health benefit management services usually lasts from six to nine months, yet may take over a year. We initiate our sales process with our large customers at the most senior levels of our company. A staff of seven sales representatives with a local presence in offices across the United States supports these senior level initiatives. We also have proposal development and marketing groups that work with our team to prepare the analysis that supports our person-to-person sales effort. With this team approach, we are able to work with customers at multiple levels within their organizations and they have multiple contacts within ours.

    Once we have signed up the customer for our services, we commit to provide them with the highest level of customer support. For example, our benefits design group works with the customers to design the pharmacy benefits that the customers will provide to individuals in their plans. Once the plans are established, each customer has a dedicated representative who acts as the primary contact for the customer to call if there are any questions, concerns or suggestions regarding their plans. This representative will also lead the effort within our company to respond to customer requests, such as analyzing potential formulary adjustments, performing data analysis and addressing member eligibility issues. Finally, we commit to our customers that the individuals enrolled in their plans will receive high quality customer service. To fulfill this promise, we manage our own advanced call center with employees available to answer incoming calls 24 hours a day, seven days a week. As of March 31, 1999, we employ approximately 142 customer service representatives in this call center.

CUSTOMERS

    A significant portion of our revenues result from contracts with customers. These contracts typically provide for multi-year terms, with automatic 12-month renewals unless either party terminates the contract by giving written notice before the automatic renewal date. Some of our contracts are terminable by either party on as little as 30 to 180 days notice. In fiscal year 1999, our top five customers accounted for 52% of our revenues. One of our customers, the United Mine Workers of America, accounted for approximately 18% of our revenues, yet less than 8% of our total claims processed, in fiscal year 1999. No other customer accounted for over 10% of our revenues in this period. We expect that Foundation Health Systems will be our single largest customer in fiscal year 2000.

    Some of our major customers hold equity positions in our company in the form of common stock and warrants, which fosters the development of long-term strategic alliances. We believe this arrangement strengthens our ties to these customers.

COMPETITION

    Many of our customers put their contracts out for competitive bidding prior to renewal. We compete with a number of larger, national companies, including Caremark International Inc., a subsidiary of MedPartners, Inc., Express Scripts, Inc., an affiliate of NYLIFE HealthCare Management, Inc., Merck-Medco Managed Care, LLC, a subsidiary of Merck & Co., Inc., a pharmaceutical manufacturer, and PCS Health Systems, Inc., a subsidiary of Rite-Aid

Corporation, a national pharmacy chain. These competitors are significantly larger than we are and possess greater financial, marketing and other resources than we do. These competitors may possess purchasing and other advantages over us that may allow them to price competing services more aggressively than we can because of their size or other aspects of their businesses.

    We believe that the primary competitive factors in the health benefit management industry include:

    o independence from pharmaceutical manufacturers, retail pharmacies and health plan sponsors;

    o the quality, scope and costs of programs offered;

    o the size and financial strength of the company;

    o the ability to reduce customer costs by negotiating favorable rebates and volume discounts from pharmaceutical manufacturers;

    o the ability to use clinical strategies to improve patient outcomes and reduce costs; and

    o the ability to provide flexible, clinically oriented services to customers.

We believe that all of our larger competitors offer comprehensive pharmacy benefit management services and some form of disease management services. We consider our principal competitive advantages to be our strong clinical approach; our independence from pharmaceutical manufacturers, retail pharmacies and health plan sponsors; and our strong managed care customer base, which supports the development of health benefit management services.

GOVERNMENT REGULATION

    Various aspects of our businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement for our company. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business.

    Certain federal and state laws and regulations affect aspects of our pharmacy benefit management business. Among these are the following:

    FDA regulation. The U.S. Food and Drug Administration (the "FDA"), generally has authority to regulate drug promotional materials that are disseminated "by or on behalf" of a pharmaceutical manufacturer. In January 1998, the FDA issued a Draft Guidance for Industry regarding the regulation of activities of pharmacy benefit managers that are directly or indirectly controlled by pharmaceutical manufacturers. In that draft guidance, the FDA purported to have the authority to hold pharmaceutical manufacturers responsible for the promotional activities of pharmacy benefit management companies, depending upon the nature and extent of the relationship between the pharmaceutical manufacturer and the pharmacy benefit management company. We and many other companies and associations commented to the FDA in writing regarding its authority to regulate the promotional activities of pharmacy benefit management companies that are not owned by pharmaceutical manufacturers. On July 1, 1998, the FDA responded to these comments by reconsidering the matter and announcing its attention to create a new draft guidance. To date, the FDA has not issued a new guidance. Although it appears that the FDA has changed its position regarding the ability to regulate the promotional activities of pharmacy benefit management companies that are not owned by pharmaceutical manufacturers, the FDA could still adopt the current draft guidance or an alternative guidance in which the FDA continues to assert the authority to regulate the promotional activities of such pharmacy benefit management companies.

    The conduct of clinical trials also is regulated by the FDA under the authority of the Federal Food, Drug and Cosmetic Act and related regulations. In general, the sponsor of the drug product which is being studied, or the manufacturer which will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor's or clinical investigator's obligations related to the study of the drug. For example, in October 1998, the FDA announced that the agency would give Institutional Review Boards, independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of clinical investigators with whom they may be working. A clinical investigator is a physician conducting a clinical trial. On February 2, 1999, a regulation that requires clinical investigators to disclose certain financial information took effect. If required financial information, such as the financial interest of each investigator in the approval of the product, is not disclosed, or if any investigator fails to properly certify that he or she has no financial interest in the product under investigation, we could be subject to administrative, civil or criminal penalties.

    Because the interpretation and enforcement of laws and regulations relating to the conduct of clinical trials is uncertain, the FDA may consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the Federal Food, Drug and Cosmetic Act are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties which include fines and imprisonment.

    The FDA recently has expressed concern regarding the potential impact of the failure of companies in the pharmaceutical industry to remedy year 2000 computer problems. While the FDA appears most concerned with potential manufacturing problems, the FDA has recognized that year 2000 problems could cause errors in product distribution and in the gathering of data in clinical studies. For example, the FDA has stated that, in the worst case scenario, a year 2000 problem could cause the computers on which companies conducting clinical studies rely to generate flawed data. To date, the FDA has not required companies to make any formal submissions regarding efforts to remedy year 2000 problems. However, if a year 2000 problem caused a drug product that we distributed to be adulterated, or caused our data gathered in connection with a clinical study to be flawed, our business could be adversely affected and we could be subject to administrative, civil or criminal liability.

    Regulation of identifiable patient information. Increased government regulation concerning the use of identifiable patient information may occur in the near future. Through our disease management programs, we assist our health plan sponsor customers in identifying individuals who will benefit most from the programs and measuring the patients' improvement after enrollment in the program. Government restrictions on the use of patient identifiable information may adversely affect our ability to conduct disease management programs and outcomes studies, as well as our business growth strategy based on these programs. Federal and state legislation has been proposed, and some state laws have been enacted, to restrict the use and disclosure of identifiable medical information. To our knowledge, no legislation has been enacted that would prohibit our ability to conduct our current disease management or clinical research programs. However, under the Health Insurance Portability and Accountability Act of 1996, Congress is required to establish standards to govern the privacy of individually identifiable health information by August 1999. If Congress fails to act by that date, the Health Insurance Portability and Accountability Act of 1996 requires that the Secretary of Health and Human Services issue regulations by February 2000. Consequently, it appears likely that federal legislation or regulations addressing the accessibility of individually identifiable health information will be in place in the near future.

    Anti-remuneration laws. Subject to certain exceptions, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal health care program beneficiaries or the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal health care programs. Several states also have similar laws which are not limited to services for which federal health care program payment may be made. Further, the Clinton administration has proposed that anti-remuneration laws also be applied to services for which Medicare or Medicaid payments are not made. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in federal health care programs. State anti-remuneration laws vary, and courts have not frequently interpreted such laws. However, the courts in several cases have ruled that contracts that violate anti-remuneration laws are voidable.

    The federal anti-remuneration statute has been interpreted broadly by courts; the Office of Inspector General, or OIG, within the Department of Health and Human Services; and administrative bodies. Because of the federal statute's broad scope, federal regulations establish some "safe harbors" from liability. Safe harbors exist for, among other things, certain properly reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations and certain managed care risk-sharing arrangements. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Courts have ruled that, in the absence of an applicable statutory exception or safe harbor, a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are

"product conversion programs" in which benefits are given by pharmaceutical manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. These laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacists in connection with such programs.

    We believe that we are in substantial compliance with the legal requirements imposed by these laws and regulations, and we believe that there are material differences between the drug-switching programs that have been highlighted by the OIG and the programs we offer to our customers. However, in June 1998, the Philadelphia United States Attorney's office announced that it was investigating rebates and other payments made by pharmaceutical manufacturers to pharmacy benefit managers, including whether these payments may violate anti-remuneration laws. To date, no specific prosecutions have been made public. We could be subject to scrutiny or challenge under these laws and regulations, which could have a material adverse effect upon us.

    OIG study. The OIG Office of Evaluation and Inspections, which is not responsible for investigations of potential violations of anti-remuneration laws, but which seeks to improve the effectiveness and efficiency of the Department of Health and Human Services programs, issued a report on pharmacy benefit management arrangements on April 15, 1997. The report was based primarily on a nationwide survey of HMOs that use pharmacy benefit managers, and examined the benefits of, and concerns raised by, the HMOs' relationships with pharmacy benefit managers.

    The report identified two major concerns, the potential for bias resulting from alliances of pharmacy benefit managers and pharmaceutical manufacturers and the lack of oversight by HMOs regarding the performance of pharmacy benefit managers in delivering quality services to health plan members. The report makes two main recommendations. First, the Health Care Financing Administration and state Medicaid programs should include stronger oversight provisions in their risk contracts with HMOs by requiring HMOs to review the performance of the pharmacy benefit managers with which they contract. Second, the Health Care Financing Administration, the FDA and the Health Resources and Services Administration, working with outside organizations, should develop quality measures for pharmacy practices that can be used in managed care settings. In addition, legislation has been introduced in several states proposing to specifically regulate pharmacy benefit management companies. To date, no such legislation has passed. We intend to closely monitor these agency actions and legislative proposals and whether these actions and proposals would have any impact on our business.

    Managed care reform. Legislation is being debated on both the federal and state level, and has been enacted in some states, aimed at improving the quality of care provided to individuals enrolled in managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and the extent to which future legislation may be enacted is uncertain. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material impact on our business.

    ERISA regulation. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide pharmacy benefit management services. The U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

    Consumer protection laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with drug switching programs. In addition, under a settlement agreement entered into with 17 states on October 25, 1995, Merck-Medco Managed Care, the pharmacy benefit management subsidiary of pharmaceutical manufacturer Merck & Co., agreed to require pharmacists affiliated with Merck-Medco Managed Care mail service pharmacies to disclose to physicians and patients the financial relationships between Merck & Co., Merck-Medco Managed Care and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with pharmaceutical manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, we could be subject to scrutiny or challenge under one or more of these laws.

    Network access legislation. A majority of states have adopted some form of legislation affecting our ability to limit access to pharmacy provider networks or from removing network providers. Such legislation may require our customers and us to admit any retail pharmacy willing to meet the plan's price and other terms for network participation; this legislation is sometimes referred to as "any willing provider" legislation. We have not been materially affected by these statutes because we administer a large network of over 53,000 retail pharmacies and will admit any licensed pharmacy that meets our credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

    Legislation imposing plan design restrictions. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states provide that members of the plan may not be required to use network providers, but must also be provided with benefits even if they choose to use non-network providers. This legislation is sometimes referred to as "freedom of choice" legislation. Other states mandate coverage of certain benefits or conditions. This legislation does not generally apply to us, but it may apply to some of our customers such as HMOs and insurers. If similar legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through health benefit management services.

    Licensure laws. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of these laws to the activities of pharmacy benefit managers is often unclear. We have registered under these laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required.

    Legislation affecting drug prices. In the past, some states have adopted legislation providing that a pharmacy participating in the state's Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. This legislation is sometimes referred to as "most favored nation" legislation. Such legislation, if enacted in any state, may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives.

    Additionally, Medicare reimbursement and coverage of prescription drugs may change significantly in the near future. Medicare presently covers only a limited number of outpatient prescription drugs, and reimbursement of covered drugs is generally based on a percentage of the drug's average wholesale price. Legislation has been proposed to reduce Medicare drug reimbursement amounts, although the prospects for enactment of such legislation are uncertain. At the same time, legislative initiatives are being considered to expand Medicare coverage of drugs, in some instances as part of a broad reform of the Medicare program. We cannot assess at this stage whether such legislation will be approved or how it would address drug costs. Enactment of legislation to reduce Medicare drug reimbursement or to expand Medicare drug coverage may have an adverse impact upon our business.

    Regulation of financial risk plans. Fee-for-service prescription drug plans are not generally subject to financial regulation by the states. However, if a pharmacy benefit manager offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. These laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for us.

    Mail pharmacy regulation. Our mail pharmacy operations, located in Richardson, Texas, distribute drugs throughout the country. Some of the drugs that we distribute are classified as controlled substances, which are regulated by federal and state drug enforcement authorities. We are licensed by both United States and Texas authorities to do business as a pharmacy and distribute controlled substances. Many of the states into which we deliver pharmaceuticals and controlled substances also have laws and regulations that permit out-of-state mail service pharmacies to distribute pharmaceuticals and controlled substances into the state so long as the pharmacy is registered with that state's board of pharmacy, or similar regulatory body. We have registered in every state, which, to our knowledge, requires such registration. In addition, various pharmacy associations and boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to us, we would be required to comply with them.

    Other statutes and regulations also affect our mail pharmacy operations. The Health Care Financing Administration requires mail order pharmacies to provide toll-free numbers for patient counseling of Medicaid recipients residing out of state. However, we do not currently receive reimbursements from any Medicaid programs. Congressionally mandated goals to provide useful information on prescription drugs to consumers may involve participation by mail order pharmacies in assisting in the dissemination of such information. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The United States Postal Service historically has exercised this statutory authority only with respect to controlled substances. Alternative means of delivery are available to us.

EMPLOYEES

    On May 31, 1999, we had 891 employees. None of our employees are represented by a labor union. In the opinion of management, our relationship with our employees is good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding our financial position, our business strategy and our management's plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed herein, and important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors", as well as elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

RISK FACTORS

IF WE LOSE KEY HEALTH PLAN SPONSOR CUSTOMERS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

    We depend on a limited number of large health plan sponsor customers for a significant portion of our consolidated revenues. Our business, profitability and growth prospects could be adversely affected if we were to lose one or more of our significant customers. We could lose customers if we fail to win a competitive bid at the time of contract renewal or if our customers are acquired by companies who are not our customers. Our contracts with our customers generally do not have terms of more than three years, and in some cases are terminable by either party on as little as 30 to 180 days notice. Five customers accounted for approximately 52% of our revenues in fiscal year 1999. During this period, United Mine Workers of America accounted for approximately 18% of our consolidated revenues, yet less than 8% of our total claims processed. In fiscal 2000, we expect that Foundation Health Services will become our largest customer.

    We cannot be sure that revenues from new customers will offset the revenues which may be lost from customers who terminate contracts because they are acquired by, or acquire, companies which are not our customers. Over the past several years, insurance companies, health maintenance organizations, or HMOs, and managed care companies have experienced significant consolidation. Our customers have been, and may continue to be, subject to consolidation pressures. We may lose some customers as a result of acquisitions, which could have a material adverse effect on our business, profitability and growth prospects.

    Many participants in the health care industry, including our customers, are under severe financial pressures due to rising claims and costs. If the financial condition of any of our significant customers deteriorates, which could occur for many reasons including adverse changes in governmental or private reimbursement programs, it could have an adverse effect on us.

IF WE CANNOT RESPOND ADEQUATELY TO COMPETITION IN OUR INDUSTRY, OUR PROFITABILITY AND GROWTH PROSPECTS COULD BE REDUCED OR ELIMINATED

    The health benefit management industry is very competitive. If we don't compete effectively, our profitability and growth prospects could be reduced or eliminated. Our competitors include large, profitable and well-established companies which have substantially greater financial, marketing and other resources than we do. Some of our competitors in the pharmacy benefit management business, such as Merck-Medco Managed Care, LLC and PCS Health Systems, Inc., are owned by large, profitable and well-established pharmaceutical manufacturers or national drug store chains. Many of our customers put their contracts out for competitive bidding prior to renewal. Our competitors may possess purchasing and other advantages over us that may allow them to price competing services more aggressively than we can because of their size or other aspects of their business. We also expect to experience competition from new sources in the future, such as Internet-based health care services companies. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully market our health benefit management services to customers at our current levels of profitability.

    Over the last several years, the competitive pressures described above have caused health benefit management companies, including us, to reduce the prices charged to customers for basic pharmacy benefit management services and share a larger portion of the rebate revenues received from pharmaceutical manufacturers with our customers. Our gross margin may decline as we continue to attract larger customers, which typically have greater bargaining power than smaller customers and may require us to sell our services at decreased prices.

IF WE FAIL TO TRANSITION THE OPERATIONS OF FOUNDATION HEALTH PHARMACEUTICAL SERVICES IN A TIMELY AND SUCCESSFUL MANNER, OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS COULD BE ADVERSELY AFFECTED

    We acquired Foundation Health Pharmaceutical Services, a large pharmacy benefit management company, on March 31, 1999. If we fail to transition this new business in a timely and successful manner, our business, profitability and growth prospects could be adversely affected. This acquisition, along with the service agreement signed with Foundation Health Systems, Inc., approximately doubled the number of individuals enrolled in our programs. We have begun to implement a plan to address items such as:

    o retaining the non-affiliated customers of Foundation Health Pharmaceutical Services;

    o transitioning the Foundation Health Systems, Inc. affiliated health plan onto our system; and

    o coordinating customer service between our two organizations.

    We cannot be sure that we will successfully combine Foundation Health Pharmaceutical Services' operations with our own, or that the transaction will meet our financial expectations. The Foundation Health Pharmaceutical Services customers who were not part of health benefit plans affiliated with Foundation Health Systems have contracts which allow them to terminate their relationship with us with 60 to 90 days' notice. We believe that about half of the estimated 12 million new plan members we acquired fall under this type of contract. If a large number of customers terminate their relationship with us, we may not be able to achieve our customer retention goals. Because we placed a significant level of importance on Foundation Health Pharmaceutical Services' customer base when we decided to purchase the company, the loss of customers would adversely affect our future business plans. It is also possible that during our investigation of Foundation Health Pharmaceutical Services we failed to uncover or appropriately address material problems with Foundation Health Pharmaceutical Services' operations or financial condition, or failed to discover contingent liabilities.

IF WE ARE UNABLE TO OVERCOME THE PROBLEMS AND RISKS RELATED TO OUR ACQUISITION AND ALLIANCE STRATEGY, OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS COULD SUFFER

    Part of our growth strategy includes acquisitions and/or alliances involving complementary services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to acquisitions and alliances, our business, profitability and growth prospects could suffer. We completed three acquisitions in the past 15 months, and we continually review future acquisition opportunities. Our ability to continue to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify acquisition/alliance prospects and negotiate and close transactions. If we complete future acquisitions or alliances:

    o we could fail to successfully integrate the operations, services and products of any acquired company;

    o we could fail to select the best alliance partners or fail to effectively plan and manage any alliance strategy;

    o our management's attention could be diverted from other business concerns; and

    o we could lose key employees of the acquired company or alliance business.

Many companies compete for acquisition and alliance opportunities in the health benefit management industry. Some of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions and alliances necessary to the future success of our business.

IF OUR BUSINESS CONTINUES TO GROW RAPIDLY AND WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS COULD SUFFER

    If we are unable to manage future expansion successfully or are unable to hire and retain the personnel needed to manage our business successfully, then our business, profitability and growth prospects could be adversely affected. Our business has grown rapidly in the last five years, with total revenues increasing from approximately $91.3 million in fiscal year 1995 to $774.8 million in fiscal year 1999. If we continue to grow rapidly, we will need to hire additional senior and line management, increase our investment in employee recruitment and training, and expand our information processing and financial control systems. Our future operating results will depend in part on the ability of our officers and other key employees to continue to expand, train and effectively manage our employees as well as to improve our operations, customer support and financial control systems. Our future growth will also depend on our ability to access capital.

IF OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE

    Our revenues and operating results may in the future vary significantly from quarter to quarter. If our quarterly results fluctuate, it may cause our stock price to be volatile. We believe that a number of factors could cause these fluctuations, including:

    o the size and timing of our contract signings;

    o the expiration or termination of our contracts with significant customers;

    o changes in our revenues due to our entry into different types of customer contracts;

    o the number of covered individuals in our customers' health plans;

    o costs associated with additional Internet services;

    o the timing of our new service and program announcements;

    o market acceptance of our services and new programs;

    o changes in our pricing policies or in our competitors' pricing policies;

    o the introduction by competitors of new services which make ours obsolete or less valuable;

    o changes in our operating expenses and our investment in infrastructure;

    o personnel changes; and

    o conditions in the health care industry and the economy in general.

    It can take a year or more to sell our services to a new customer. Our long sales cycle adds to the unpredictability of our revenues, which could cause substantial volatility in the price of our common stock. Our sales cycle varies substantially from customer to customer because of a number of factors over which we have little or no control. These factors include:

    o our customers' financial objectives or constraints;

    o the timing of contract bids and renewals;

    o changes in our customers' budgetary or purchasing priorities; and

    o potential downturns in general economic conditions.

    Because of the factors listed above, we believe that our quarterly revenues, expenses and operating results may vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as a indication of our future performance. It is also likely that in some future quarters, our operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

IF THE PRICE OF OUR COMMON STOCK CONTINUES TO FLUCTUATE SIGNIFICANTLY, INVESTMENTS COULD BE ADVERSELY AFFECTED

    The closing price of our common stock has ranged from a low of $41.94 to a high of $64.25 in the past three months, and has fluctuated as much as $14.25 in five trading days. The quoted price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. The quoted price of our common stock could fluctuate widely in response to:

    o our quarterly operating results;

    o changes in earnings estimates by securities analysts;

    o changes in our business;

    o changes in the market's perception of the Internet component of our business;

    o changes in the businesses, earnings estimates or market perceptions of our competitors; and

    o changes in general market or economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes often appear to occur without regard to specific operating performance. The quoted price of our common stock could increase or decrease based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our quoted stock price.

IF OUR INTERNET STRATEGY IS NOT SUCCESSFUL, OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS COULD BE ADVERSELY AFFECTED

    If our Internet strategy is not successful, our business, profitability and growth prospects could be adversely affected. We believe it is important for us to further develop our Internet presence, and we are currently reviewing alternative strategies to broaden our Internet-based services. Historically, we have experienced expense increases when introducing or expanding services. We anticipate that we will need to expend significant resources to develop our Internet services in the future, which may adversely impact our profitability. In addition, the structure of our Internet business is evolving and could involve joint ventures, acquisitions, strategic alliances or other collaborative arrangements. We cannot be certain that:

    o we will be successful in developing Internet services;

    o we will select the best partners or will effectively plan and manage any alliance or acquisition;

    o the additional Internet services we develop will be profitable; or

    o anyone will demand Internet services in the future.

IF WE LOSE RELATIONSHIPS WITH ONE OR MORE KEY PHARMACEUTICAL MANUFACTURERS, OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS COULD BE ADVERSELY AFFECTED

    Approximately 15% of our consolidated revenues is attributable to our arrangements with pharmaceutical manufacturers. They provide us with formulary rebate payments based on drug use by health plan members, as well as fees for other services. Although we pass a majority of these rebates on to our health plan sponsor customers, we believe our business, profitability and growth prospects may suffer if:

    o we lose relationships with one or more key pharmaceutical manufacturers;

    o we fail to meet volume-related conditions;

    o legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer formulary rebates; or

    o pharmaceutical manufacturers choose not to offer formulary rebates.

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. If the use of newly-approved, brand name drugs added to our formulary does not offset the use of brand name drugs whose patents expire, our profitability could be reduced.

IF WE LOSE PHARMACY NETWORK AFFILIATIONS, OUR BUSINESS COULD BE ADVERSELY
AFFECTED

    Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members' access to retail pharmacies and our business could be significantly impaired. In addition, Rite-Aid Corporation recently acquired one of our major pharmacy benefit manager competitors, and other large retail pharmacy chains either own pharmacy benefit managers today or could attempt to acquire a pharmacy benefit manager in the future. Ownership of pharmacy benefit managers by retail pharmacy chains could have material adverse effects on our relationships with these pharmacy chains and on our business, profitability and growth prospects.

IF WE LOSE KEY EMPLOYEES ON WHOM WE DEPEND, IN PARTICULAR DAVID D. HALBERT, OUR BUSINESS COULD BE ADVERSELY AFFECTED

    We believe that our continued success will depend to a significant extent upon retaining the services of our senior management. Our business could be materially and adversely affected if we were to lose the services of Mr. David
D. Halbert, who is our Chairman of the Board, Chief Executive Officer and President, or other persons in senior management. Any of our senior management could seek other employment at any time. If we cannot attract, motivate and retain key employees, our business, profitability and growth prospects could suffer.

IF WE DO NOT ADEQUATELY ADDRESS YEAR 2000 ISSUES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

    We have incurred internal and external personnel costs as well as other expenses related to our efforts to insure our internal computer systems and software products will function in the year 2000 and beyond. We cannot be sure that our efforts to address internal year 2000 issues will be entirely successful. In addition, we cannot be sure that the computer systems and software of other companies with which we do business will become year 2000 compliant before January 1, 2000. If we or any of these other companies fail to become year 2000 compliant, our systems and operations could be disrupted and our business, profitability and growth prospects could be harmed.

    We have not developed a likely worst case year 2000 scenario. However, we could experience a number of minor internal systems malfunctions and errors in early year 2000 that we did not detect during our renovation and testing process. In addition, some of our customers and vendors may not be year 2000 compliant. We have begun preparing contingency plans to handle these scenarios. We intend to complete our contingency plans by the third quarter of calendar year 1999. However, despite our compliance program, we may have overlooked or otherwise not remedied year 2000 issues which may have a material adverse effect on us.

    For additional information regarding year 2000 issues, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF THERE ARE CHANGES IN FEDERAL OR STATE FINANCING AND REGULATION OF THE HEALTH CARE INDUSTRY, OUR CUSTOMERS MAY DELAY OR REDUCE THE PURCHASE OF OUR SERVICES

    During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation, on both the federal and state level. We cannot predict what effect, if any, these proposals might have on our business, profitability and growth prospects. Congress is currently considering proposals to change Medicare drug coverage and reimbursement policies, and both Congress and the states are considering legislation to increase governmental regulation of managed care plans. These proposals may increase governmental involvement in health care and health benefit management services and otherwise change the way our customers do business. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by cutting back or delaying the purchase of our health benefit management services.

IF LEGISLATIVE OR REGULATORY INITIATIVES RESTRICT OUR ABILITY TO USE PATIENT IDENTIFIABLE MEDICAL INFORMATION, OUR CLINICAL PROGRAMS AND OUR BUSINESS GROWTH STRATEGY BASED ON THESE SERVICES COULD BE ADVERSELY AFFECTED

    Through our disease management programs, we help our health plan sponsor customers identify individuals who will most benefit from the programs. Governmental restrictions on the use of patient identifiable information may hamper our ability to conduct disease management programs and medical outcomes studies and could adversely affect our business growth strategy based on these programs. Federal and state legislation has been proposed, and some state laws have been enacted, to restrict the use and disclosure of patient identifiable medical information. To our knowledge, no legislation has been enacted that would prohibit our ability to conduct our current disease management or clinical research programs. However, under the Health Insurance Portability and Accountability Act of 1996, Congress is required to establish standards to govern the privacy of individually identifiable health information by August 1999. If Congress fails to act by that date, the Health Insurance Portability and Accountability Act requires that the Secretary of Health and Human Services issue regulations by February 2000. Consequently, it appears likely that federal legislation or regulations addressing the accessibility of individually identifiable health information will be in place in the near future. Even if new legislation or regulations are not approved, individual health plan sponsor customers could prohibit us from including their patients' medical information in our various databases of medical data, or they could prohibit us from providing services to our customers that involve the compilation of such information.

IF GOVERNMENT LAWS OR REGULATIONS RELATING TO THE FINANCIAL RELATIONSHIPS BETWEEN PHARMACY BENEFIT MANAGERS AND PHARMACEUTICAL MANUFACTURERS ARE INTERPRETED AND ENFORCED IN A MANNER ADVERSE TO OUR PHARMACY BENEFIT MANAGEMENT AND DISEASE MANAGEMENT PROGRAMS, WE MAY BE SUBJECT TO ENFORCEMENT ACTIONS AND OUR BUSINESS OPERATIONS COULD BE MATERIALLY LIMITED

    In January 1998, the U.S. Food and Drug Administration, or the FDA, issued a Draft Guidance for Industry regarding the regulation of activities of pharmacy benefit managers that are directly or indirectly controlled by pharmaceutical manufacturers. If the FDA adopts this guidance in this form, it could have a material adverse effect on our business, profitability and growth prospects. In that draft guidance, the FDA purported to have the authority to hold pharmaceutical manufacturers responsible for the promotional activities of pharmacy benefit management companies, depending upon the nature and extent of the relationship between the pharmaceutical manufacturer and the pharmacy benefit management company. We and many other companies and associations commented to the FDA in writing regarding its authority to regulate the promotional activities of pharmacy benefit management companies that are not owned by pharmaceutical manufacturers. On July 1, 1998 the FDA responded to these comments by reconsidering the matter and announcing its attention to create a new draft guidance. To date, the FDA has not issued a new guidance. Although it appears that the FDA has changed its position regarding the ability to regulate the promotional activities of pharmacy benefit management companies that are not owned by pharmaceutical manufacturers, the FDA could still adopt the current draft guidance or an alternative guidance in which the FDA continues to assert the authority to regulate the promotional activities of such pharmacy benefit management companies.

    If our business arrangements are challenged under federal or state anti-remuneration laws, it could have a material adverse effect upon our business, profitability and growth prospects. Federal anti-remuneration laws generally prohibit the receipt or solicitation of payment in return for purchasing or ordering, or arranging for or recommending the purchasing or ordering of, items and services reimbursable by federal health care programs. To date, these laws have not been applied to prohibit the types of business arrangements we have with pharmaceutical manufacturers. However, courts and enforcement authorities that administer the anti-remuneration laws have historically interpreted these laws broadly. Moreover, at least one United States Attorney's office has announced that it is investigating whether rebates and other payments made by pharmaceutical manufacturers to pharmacy benefit managers may violate the anti-remuneration laws. In addition, anti-remuneration laws have been used as a partial basis for investigations and lawsuits against other pharmacy benefit managers relating to financial incentives provided by pharmaceutical manufacturers.

IF GOVERNMENT LAWS OR REGULATIONS ARE INTERPRETED AND ENFORCED IN A MANNER ADVERSE TO OUR CLINICAL RESEARCH PROGRAMS, WE MAY BE SUBJECT TO ADMINISTRATIVE ENFORCEMENT ACTIONS, AS WELL AS CIVIL AND/OR CRIMINAL LIABILITY

    The conduct of clinical trials is regulated by the FDA under the authority of the Federal Food, Drug and Cosmetic Act and the related regulations. If government laws or regulations are interpreted and enforced in a manner adverse to our clinical research programs, we may be subject to administrative enforcement actions, as well as civil and/or criminal liability. In general, the sponsor of the drug product which is being studied, or the manufacturer which will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor's or clinical investigator's obligations related to the study of the drug. For example, in October 1998, the FDA announced that the agency would give Institutional Review Boards, which are independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of clinical investigators with whom they may be working. A clinical investigator is a physician conducting a clinical trial. On February 2, 1999, a regulation that requires clinical investigators to disclose certain financial information took effect. If a clinical investigator fails to disclose required financial information, such as the financial interest of each investigator in the approval of the product, or fails to properly certify that he or she has no financial interest in the product under investigation, we could be subject to administrative, civil or criminal penalties.

    Because the interpretation and enforcement of these laws and regulations relating to the conduct of clinical trials is uncertain, the FDA may consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the Federal Food, Drug and Cosmetic Act are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties which include fines and imprisonment.

    As a consequence of the severe penalties we and our employees potentially could face, we must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we substantially comply with all existing statutes and regulations material to the operation of our business, regulatory authorities may disagree and initiate enforcement or other actions against us. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

IF WE BECOME SUBJECT TO LIABILITY CLAIMS WHICH ARE NOT COVERED BY OUR INSURANCE POLICIES, WE MAY BE LIABLE FOR DAMAGES AND OTHER EXPENSES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS

    A successful product or professional liability claim in excess of our insurance coverage could have a material adverse effect on our business, profitability and growth prospects. While we intend to maintain professional and general liability insurance coverage at all times, we cannot assure you that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

    Various aspects of our business, including the dispensing of pharmaceutical products; the performance of clinical trials, pharmacy benefit management services and disease management services; and the operation of our call center and Internet site, may subject us to litigation and liability for damages. For example, our clinical research services involve the risk of liability for personal injury or death from unforeseen adverse side effects or improper administration of a new drug. We could be materially and adversely affected if we were required to pay damages, incur defense costs or face negative publicity in connection with a claim that is outside the scope of our contractual indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms.

    Since 1993, retail pharmacies have filed over 100 separate lawsuits against pharmaceutical manufacturers, wholesalers and other pharmacy benefit managers. We are not a party to any of these proceedings. However, at this time we cannot assess whether we will be made a party to this type of lawsuit. Court decisions or terms of any settlements relating to these lawsuits could materially and adversely affect us in the future. These lawsuits challenge brand name drug pricing practices under various state and federal antitrust laws. These suits also allege in part that the pharmaceutical manufacturers offered, and some pharmacy benefit managers accepted, rebates and discounts on brand name prescription drugs that violate the federal Robinson-Patman Act and the federal Sherman Act. Some pharmaceutical manufacturers have settled certain of these actions.

IF WE SOLD OR LIQUIDATED OUR COMPANY, THE VALUE OF OUR INTANGIBLE ASSETS MAY NOT BE REALIZED

    At March 31, 1999, $105.0 million, or 38% of our total assets, consisted of intangible assets, primarily goodwill. These intangible assets are being amortized over an average period of 29 years. If we were to face a sale or liquidation, we cannot be sure that the value of our intangible assets will be realized. In addition, if the value of our intangible assets were to decrease significantly, the resulting write-offs could have a material adverse effect on our business, profitability and growth prospects.

ITEM 2.  PROPERTIES


---------------------------------------------------------------------------------------------------------------
                                                                         SQUARE
USE                                   LOCATION                           FOOTAGE           LEASE/OWN
---------------------------------------------------------------------------------------------------------------
Mail Service Pharmacy                 Richardson, Texas                  38,400            Own
---------------------------------------------------------------------------------------------------------------
Corporate Office                      Irving, Texas                      14,047            Lease expires 12/02
---------------------------------------------------------------------------------------------------------------
Data Services                         Dallas, Texas                      22,990            Lease expires 11/00
---------------------------------------------------------------------------------------------------------------
Call Center                           Richardson, Texas                  52,000            Lease expires 10/09
---------------------------------------------------------------------------------------------------------------
Clinical Services                     Hunt Valley, Maryland              20,733            Lease expires 08/99
---------------------------------------------------------------------------------------------------------------
Corporate Office and Clinic           Towson, Maryland                   16,322            Lease expires 06/03
---------------------------------------------------------------------------------------------------------------
Sales Office                          Stamford, Connecticut               1,522            Lease expires 05/01
---------------------------------------------------------------------------------------------------------------
Clinic                                Philadelphia, Pennsylvania          3,613            Lease expires 04/05
---------------------------------------------------------------------------------------------------------------
Clinic                                Catonsville, Maryland               3,535            Lease expires 12/02
---------------------------------------------------------------------------------------------------------------
Clinic                                Atlanta, Georgia                    3,262            Lease expires 03/03
---------------------------------------------------------------------------------------------------------------
Clinic                                Tamarac, Florida                    3,367            Lease expires 06/02
---------------------------------------------------------------------------------------------------------------
Clinic                                Miami Beach, Florida               12,000            Lease expires 03/04
---------------------------------------------------------------------------------------------------------------
Clinic                                Boca Raton, Florida                 3,129            Lease expires 05/03
---------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

    We are a party to routine legal and administrative proceedings arising in the ordinary course of our business. The proceedings currently pending are not, in our opinion, material either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 8, 1996 the Company sold 2,397,067 shares of its common stock at $9.00 per share in an initial public offering. Prior to that time, there was no public market for the Company's common stock.

    Our common stock has been traded on the Nasdaq National Market under the symbol ADVP since October 8, 1996. The following table sets forth the range of quarterly high and low sales prices per share of our common stock as quoted on the Nasdaq National Market.

                                                                              HIGH           LOW
                                                                           ----------       --------
          FISCAL YEAR ENDED MARCH 31, 1997:
          Third Quarter (from October 8, 1996)                             $   20 3/4       $  7 3/4
          Fourth Quarter...................                                    25 1/4         12 7/8

          FISCAL YEAR ENDED MARCH 31, 1998:
          First Quarter....................                                $   18 7/8       $ 10 7/8
          Second Quarter...................                                    24 1/4         18
          Third Quarter....................                                    33 1/4         18 7/8
          Fourth Quarter...................                                    40 3/4         26 3/8

          FISCAL YEAR ENDED MARCH 31, 1999:
          First Quarter....................                                $   43 1/2       $ 25 3/8
          Second Quarter...................                                    37             17
          Third Quarter....................                                    35 1/4         21 1/4
          Fourth Quarter...................                                    67 3/4         31 3/8

    On March 31, 1999, there were approximately 4,000 beneficial owners of our common stock represented by 106 holders of record.

    We have never paid any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. In the past we have paid cash dividends on our preferred stock; however, we no longer have any preferred stock outstanding. We intend to retain future earnings to finance the ongoing operations and growth of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein. The selected consolidated financial data of the Company as of and for each of the years in the five-year period ended March 31, 1999, have been derived from the Consolidated Financial Statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                            Year Ended March 31,
                                    ------------------------------------------------------------------
                                       1995          1996          1997          1998          1999
                                    ----------    ----------    ----------    ----------    ----------
                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ........................   $   91,306    $  127,871    $  256,450    $  476,664    $  774,822
Cost of operations:
  Cost of revenues ..............       85,532       120,334       245,466       455,847       743,084
  Selling, general and
    administrative expenses .....        4,963         6,158         7,309        10,083        13,949
                                    ----------    ----------    ----------    ----------    ----------
    Total cost of operations ....       90,495       126,492       252,775       465,930       757,033
                                    ----------    ----------    ----------    ----------    ----------
Operating income ................          811         1,379         3,675        10,734        17,789
Interest income .................           91           366         1,560         2,814         2,685
Interest expense ................         (878)         (732)         (445)          (67)         --
Merger costs (2) ................         --            --            --            (689)         --
Provision for  income taxes .....         --            --          (1,564)       (4,861)       (7,780)
                                    ----------    ----------    ----------    ----------    ----------
Net income ......................   $       24    $    1,013    $    3,226    $    7,931    $   12,694
                                    ----------    ----------    ----------    ----------    ----------
Basic:
  Net income (loss) per share ...   $     (.19)   $      .05    $      .43    $      .88    $     1.24
  Weighted average shares
      outstanding ...............        4,007         4,007         6,265         8,756        10,252
Diluted:
  Net income (loss) per share ...   $     (.19)   $      .05    $      .35    $      .70    $     1.09
  Weighted average shares
    outstanding .................        4,007         4,576         9,176        11,351        11,688


                                                                 March 31,
                                    ------------------------------------------------------------------
                                       1995          1996          1997          1998          1999
                                    ----------    ----------    ----------    ----------    ----------
                                                               (In thousands)
BALANCE SHEET DATA:
Working capital .................   $     (453)   $      269    $   24,575   $   28,362   $    1,111
Total assets ....................       37,288        59,861       108,914      154,909      276,833
Long-term debt ..................        7,000         7,000          --           --         50,000
Redeemable preferred stock ......       11,076        11,896          --           --           --
Stockholders' equity (deficit) ..       (1,747)       (1,537)       42,577       50,564       69,061


                                                            Year Ended March 31,
                                    ------------------------------------------------------------------
                                       1995          1996          1997          1998          1999
                                    ----------    ----------    ----------    ----------    ----------
                                                              (In thousands)
SUPPLEMENTAL DATA: (1)
   Pharmacy network claims
     processed ..................        1,527        9,375       26,579       38,319       50,588
   Mail pharmacy prescriptions
     filled .....................          383          536          677          839        1,289
   Estimated health plan
     members (at period end) ....        5,208        9,040       10,200       12,500       15,000

----------

 (1) This data has not been audited.

 (2) Merger costs relate to the acquisition of IMR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We group the revenues from our health benefit management services into three categories: data, mail and clinical services.

    o Data services. In 1992, we established a retail pharmacy network, that currently consists of over 53,000 retail pharmacies nationwide, and began to provide on-line claims processing services. Under some of our customer contracts, we contract directly with the retail pharmacies in our national network. When we have an independent obligation to pay our own network of retail pharmacy providers for the drugs dispensed, meaning we are "at risk," we include payments from plan sponsors for the drug cost and the claims processing fees as revenues. We record payments we make to our retail pharmacy providers as cost of revenues. Under other contracts, we manage a network of pharmacies that are under direct contract with certain of our customers. For those plan sponsors that have established their own pharmacy network, we administer the plan sponsors' network pharmacy contracts. The plan sponsors have the independent obligation to fund payment to those pharmacies under contract and the plan sponsors are "at-risk" for the payment for drugs dispensed; we record only the claims processing fees as revenues. New customers that use our network, where we record both claims processing fees and costs of drugs as revenues, will generate higher revenues than new customers that use their own networks, where we only record claims processing fees as revenues. Thus, while a customer who uses our network may contribute the same gross profit in terms of dollars as a customer that uses its own network, gross profit as a percentage of revenue will be lower for customers using our network because of the higher level of revenue we recognize.

    o Mail services. We derive mail services revenues from the sale of pharmaceuticals to members of our customers' health plans. These revenues include the cost of the pharmaceuticals plus a dispensing fee.

    o Clinical services. We have historically derived our clinical revenues primarily from formulary rebates and volume discounts received from pharmaceutical manufacturers. Some of these revenues are based on estimates that are subject to final settlement with the manufacturer. In addition, we generate clinical revenues from our comprehensive disease management programs. We also include our newly acquired clinical trial and medical outcomes research businesses in our clinical services revenues.

Our cost of revenues includes product costs and other direct costs associated with the dispensing of prescription drugs and the provision of claims processing and clinical services.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data as a percentage of revenues.

                                                      YEAR ENDED MARCH 31,
                                           ----------------------------------------
                                              1997           1998           1999
                                           ----------     ----------     ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Data services ........................         55.2%          66.6%          67.2%
  Mail services ........................         23.4           16.4           16.4
  Clinical services ....................         21.4           17.0           16.4
                                           ----------     ----------     ----------
          Total revenues ...............        100.0          100.0          100.0
Cost of operations:
  Cost of revenues .....................         95.7           95.6           95.9
  Selling, general and administrative
    expenses ...........................          2.9            2.1            1.8
                                           ----------     ----------     ----------
          Total cost of operations .....         98.6           97.7           97.7
                                           ----------     ----------     ----------
Operating income .......................          1.4            2.3            2.3
Interest income (expense), net .........          0.5            0.6            0.3
Merger costs ...........................         --             (0.2)          --
Provision for income taxes .............         (0.6)          (1.0)          (1.0)
                                           ----------     ----------     ----------
Net income .............................        1.3 %          1.7 %          1.6 %
                                           ==========     ==========     ==========

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

    REVENUES. Our revenues for fiscal year 1999 increased by $298.2 million, or 63%, compared to revenues for fiscal year 1998. The number of individuals we managed continued to increase in fiscal year 1999 as we obtained new customers and our current customers continued to increase their membership and utilization levels. New customer contracts resulted from increased marketing efforts and the expansion of our sales and marketing department. Contracts with new customers in fiscal year 1999 generally included all pharmacy benefit management products we offer, including claims processing, mail and clinical.

    Our revenues from claims processing increased $203.5 million, or 64%, compared to the prior year. The increase resulted from the addition of new individuals and an increase in use of our services by existing customers. The increase in new individuals resulted in an increase in pharmacy claims processed from 38.3 million in fiscal year 1998 to 50.6 million in fiscal year 1999, a 32% increase. Virtually all of the new fiscal year 1999 customer contracts use our pharmacy network, which has shifted a larger percentage of our total revenues to claims processing. Revenues from mail services increased $48.9 million, or 63%, compared to the prior year. The increase resulted primarily from the new individuals added during fiscal year 1999. The increase in new individuals resulted in an increase in mail prescriptions dispensed from 839,000 in fiscal year 1998 to 1.3 million in fiscal year 1999, a 54% increase. Revenues from clinical services increased $45.8 million, or 57%, compared to the prior year. The increase resulted primarily from the new individuals added and the additional claims processed during fiscal year 1999 compared to the prior year.

    COST OF REVENUES. Our cost of revenues for fiscal year 1999 increased by $287.2 million, or 63%, compared to the prior fiscal year. This increase primarily resulted from the additional costs associated with our claims processing growth and the new customers that are using our retail pharmacy network. As a percentage of revenues, cost of revenues was 95.9% in fiscal year 1999 compared to 95.6% in fiscal year 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expense for fiscal year 1999 increased by $3.9 million, or 38%, compared to fiscal year 1998. This increase was the result of our expansion of our sales and marketing activities, as well as increases in administrative and support staff levels and salaries and benefits in response to volume growth in all programs. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for in fiscal year 1998 to 1.8% in fiscal year 1999 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers using our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Our interest income, net of interest expense, was $2.7 million in both fiscal years 1999 and 1998. We incurred no interest expense in fiscal year 1999 since we had no outstanding indebtedness until March 31, 1999. We maintained higher cash balances during the first eight months of fiscal year 1999 compared to fiscal year 1998. In December 1998, we purchased Baumel-Eisner Neuromedical Institute for $25.0 million. Therefore, interest income declined in the fourth quarter of fiscal year 1999 compared to the first three quarters. We invest our excess cash in money market funds and high-grade commercial paper.

    INCOME TAXES. In fiscal years 1999 and 1998, our income tax expense approximated an effective tax rate of 38%.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    REVENUES. Our revenues for fiscal year 1998 increased by $220.2 million, or 86%, compared to revenues for fiscal year 1997. The number of individuals we managed continued to increase in fiscal year 1998 as we obtained new customers and our current customers continued to increase their membership and utilization levels. New customer contracts resulted from increased marketing efforts and the expansion of our sales and marketing department. Contracts with new customers in fiscal year 1998 generally included all pharmacy benefit management products we offer, including claims processing, mail and clinical.

    Our revenues from claims processing increased $175.8 million, or 124%, compared to the prior year. The increase resulted from the addition of new individuals and an increase in use of our services by existing customers. The increase in new individuals resulted in an increase in pharmacy claims processed from 26.6 million in fiscal year 1997 to 38.3 million in fiscal year 1998, a 44% increase. Virtually all of the new fiscal year 1998 customer contracts use our pharmacy network which has shifted a larger percentage of our total revenues to claims processing. Revenues from mail services increased $18.4 million, or 31%, compared to the prior year. The increase resulted primarily from the new individuals added during fiscal year 1998. The increase in new individuals resulted in an increase in mail prescriptions dispensed from 677,000 in fiscal year 1997 to 839,000 in fiscal year 1998, a 24% increase. Revenues from clinical services increased $26.1 million, or 48%, compared to the prior year. The increase resulted primarily from the new individuals added and the additional claims processed during fiscal year 1998 compared to the prior year.

    COST OF REVENUES. Our cost of revenues for fiscal year 1998 increased by $210.4 million, or 86%, compared to the prior fiscal year. This increase primarily resulted from the additional costs associated with our claims processing growth. As a percentage of revenues, cost of revenues was 95.6% in fiscal year 1998 compared to 95.7% in fiscal year 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for fiscal year 1998 increased by $2.8 million, or 38%, compared to fiscal year 1997. This increase was the result of our expansion of our sales and marketing capabilities, as well as increases in administrative and support staff functions in response to volume growth in all programs. In spite of the dollar increase, our selling, general and administrative expenses as a percentage of revenues decreased from 2.9% in fiscal year 1997 to 2.1% in fiscal year 1998 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers using our network pharmacy providers generally do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Our interest income, net of interest expense, for fiscal year 1998 increased $1.6 million compared to fiscal year 1997. The increase resulted from cash management programs which used our short-term excess cash to generate interest income through investment in money market funds and high grade commercial paper. In addition, our cash balance throughout fiscal year 1998 included the $10.0 million proceeds from the June 1996 issuance of our Series B preferred stock and the $19.1 million net proceeds from our October 1996 initial public offering. A portion of the proceeds was used to retire debt and, as a result, interest expense decreased by $378,000. In fiscal year 1997, the proceeds from the offerings were available for only a portion of the year.

    MERGER COSTS. In February 1998, we completed a merger with Innovative Medical Research, Inc. and issued 876,078 shares and options to purchase 23,922 shares of our common stock in exchange for all the outstanding shares and options of Innovative Medical Research, Inc. The merger was accounted for as a pooling of interests and, accordingly, prior period consolidated financial statements were restated to include the combined results of operations, financial position and cash flows of Innovative Medical Research, Inc. as though it had always been a part our company. In connection with the merger, we recorded a charge to operating expenses of $689,000 -- $427,000 after taxes, or $.04 per common share on a dilutive basis -- for professional fees and other merger-related costs pertaining to the transaction.

    INCOME TAXES. We had income tax loss carryforwards available to partially offset income generated for fiscal year 1997 and, as a result, we recorded income tax expense of $1.6 million or 33% of income before income taxes. For fiscal 1998, we recorded tax expense of $4.9 million at a rate of 38% of income before income taxes. The tax loss carryforwards were fully utilized prior to fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, we had working capital of $1.1 million. While we have $149.0 million of accounts payable, the majority of these obligations are not due until cash is collected from our customers. Our net cash provided by operating activities was $15.4 million, $14.5 million and $29.0 million for the fiscal years ended 1997, 1998 and 1999, respectively. The significant increases in net cash provided by operating activities resulted primarily from the income we generated and due to the timing of receivables and payables resulting from our continued growth. Cash we used in investing activities was $3.1 million, $6.5 million and $97.3 million for the fiscal years ended 1997, 1998 and 1999, respectively. Such investing activities included purchases of property, plant and equipment associated with growth and expansion of our facilities, as well as cash paid for acquisitions. In December 1998, we used $24.7 million, net of cash acquired, for the acquisition of Baumel-Eisner Neuromedical Institute, Inc. In March 1999, we used $65.0 million, net of $5.0 million cash acquired, for the acquisition of Foundation Health Pharmaceutical Services.

    Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 1997, 1998 and 1999, our operating cash flow funded our capital expenditures and our short-term excess cash was invested in money market funds and high grade commercial paper. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we successfully continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

CREDIT FACILITY

    On March 31, 1999, we entered into a senior revolving credit facility with a group of lenders. The credit facility consists of a $75.0 million, three year revolving credit facility. On March 31, 1999, we borrowed $50.0 million under the credit facility to fund the acquisition of Foundation Health Pharmaceutical Services. Each of our subsidiaries has guaranteed the credit facility. The lenders received a first priority security interest in our subsidiaries' capital stock and negative pledges on accounts receivable and other assets.

    Interest on the credit facility accrues at a specified margin above the London Interbank Offered Rate, or LIBOR, or an alternate base rate. The alternate base rate is the bank's prime rate or the federal funds rate plus 0.5%. For LIBOR loans the applicable margin is 1.75% per annum as of April 1, 1999.

    The credit facility contains usual and customary affirmative and negative covenants, including limitations on liens, debts, dividends, capital expenditures, mergers, acquisitions and sale of assets. Covenants also include a specified minimum net worth, maximum leverage ratio and a minimum interest coverage ratio. The credit facility contains customary events of default including:

    o nonpayment of principal, interest, fees or other amounts;

    o violation of covenants;

    o inaccuracy of representations and warranties;

    o default under other indebtedness;

    o bankruptcy and other insolvency events;

    o material judgements;

    o ERISA matters; and

    o change of control without the lender's prior written consent.

RECENT ACCOUNTING PRONOUNCEMENTS

    We adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. We do not have any non-owner changes in equity other than net income. Comprehensive income will be reported in our consolidated statement of stockholders' equity.

    We adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS 131 requires companies to select segments based on their internal reporting system. We provide integrated health benefit management services to our customers, and these services account for substantially all of our net revenues. Such services are typically negotiated under one contract with the customer. Therefore, our operations will continue to be reported in one segment.

    We adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of April 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans; however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. Currently, we do not have any pension or postretirement benefit plans; thus, the adoption of SFAS 132 has not had a material impact on our disclosures.

IMPACT OF INFLATION

    Changes in prices charged by manufacturers and wholesalers for pharmaceuticals we dispense affect our cost of revenues. Historically, we have been able to pass the effect of such price changes to our customers under the terms of our agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected our company.

YEAR 2000 READINESS DISCLOSURE

    Our operations require our computer systems and information technology to work effectively. In fiscal year 1998, we began addressing the year 2000 issue by forming a year 2000 project team. The year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time-sensitive operations that, as a result of this date field limitation, could disrupt business activities in the normal business cycle. For example, some computers that are not year 2000 compliant may interpret the year 2000 as the year 1900. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

    In the quarter ending June 30, 1998, we completed the "inventory" portion of our year 2000 project. We documented all internal hardware, software or equipment that was date-sensitive. In the quarter ending September 30, 1998, we completed the second stage of the year 2000 project, which involved assessing all of the items that had been "inventoried" to determine whether they were year 2000 compliant. This assessment stage also included surveying all external vendors and customers with whom we transact business to determine whether their systems were year 2000 compliant. In the quarter ending December 31, 1998, we completed the third stage of the year 2000 project, which involved the development of code to convert systems that are not year 2000 compliant to year 2000 compliant systems. We successfully completed the implementation phase on March 31, 1999 via upgrade or replacement of all non-compliant systems. While all core systems are currently considered to be compliant, further maintenance testing and certifications will continue throughout 1999.

    The potential impact of the year 2000 issue depends not only on the corrective measures we have undertaken, but also on the ways in which the year 2000 issue is addressed by third parties with whom we interact or upon whom we are dependent, including individual retail pharmacies, health plan sponsors and pharmaceutical manufacturers. We believe that our greatest risk with respect to year 2000 issues relates to failures by third parties to be year 2000 compliant. We have received responses from approximately 25% of the over 20,000 third parties we contacted. We cannot make any assurance that the software and systems of other companies with which we transact business will become year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on our systems and operations. With respect to the systems we directly use, we believe our greatest exposure to the year 2000 issue involves our claims processing operations, which rely on computers to process prescription claims. We have installed a vendor upgrade and have substantially completed compliance testing on the upgrade. However, any failure of these systems to be year 2000 compliance may have a material adverse effect on us.

    Our costs, as of March 31, 1999, related to our year 2000 project and related compliance efforts, total approximately $300,000. We have expensed these costs as incurred in fiscal 1999. We expect our total costs, both internal and external, associated with our year 2000 readiness process will range from $500,000 to $600,000. We anticipate funding these costs with cash generated from operations. We do not believe that these costs are or will be material to our results of operations or financial condition.

    Although we have substantially completed our compliance testing and remediation, we have not developed a likely worst case year 2000 scenario. We are, however, in the process of developing contingency plans for the risks of our failure, or the failure of third parties, to be year 2000 compliant. We intend to complete the contingency plans for the year 2000 issue during the third quarter of calendar year 1999. Due to the inability to predict all of the potential problems that may arise from the year 2000 issue, we cannot be sure that we will be able to anticipate all contingencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in trading market risk sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose us to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

Our primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by NationsBank, N.A. , would affect the rate at which we could borrow funds under our credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is found on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from our definitive proxy statement for our 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days following our fiscal year pursuant to Regulation 14A (the "Proxy Statement").

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1. (b) Reports on Form 8-K. We filed reports on Form 8-K and Form 8-K/A dated March 31, 1999, relating to its acquisition of Foundation Health Pharmaceutical Services, Inc. (c) Exhibits Required by Item 601 of S-K: See index to exhibits on pages 37 - 40.

Exhibits and Financial Statement Schedules

Exhibit No.                                    Exhibits

2.1(a)            ---      Stock Purchase Agreement, dated effective as of
                           December 1, 1998, by and among Advance Paradigm, Inc.
                           (the "Company"), Baumel-Eisner Neuromedical
                           Institute, Inc., Barry Baumel, M.D. and Larry S.
                           Eisner, M.D.

2.2(b)            ---      Purchase Agreement, dated as of February 26, 1999,
                           among Foundation Health Systems, Inc., Foundation
                           Health Corporation, Foundation Health Pharmaceutical
                           Services, Inc., Integrated Pharmaceutical Services,
                           Inc. and the Company.

3.1(c)            ---      Amended and Restated Certificate of Incorporation of
                           the Company.

3.2(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of the Company.

3.3(c)            ---      Certificate of Correction to the Amendment to the
                           Certificate of Incorporation of the Company.

3.4(c)            ---      Amended and Restated Bylaws of the Company.

3.5(c)            ---      Certificate of Incorporation of Advance Pharmacy
                           Services, Inc.

3.6(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of Advance Pharmacy Services, Inc.

3.7(c)            ---      Certificate of Correction to the Certificate of
                           Amendment to the Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.8(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of Advance Pharmacy Services, Inc.

3.9(c)            ---      Bylaws of Advance Pharmacy Services, Inc.

4.1(d)            ---      Specimen Certificate for shares of Common Stock,
                           $0.01 par value, of the Company.

4.2(e)            ---      Amended and Restated Incentive Stock Option Plan.

4.3(e)            ---      Incentive Stock Option Plan.

4.4(c)            ---      Warrant Agreement, dated as of September 12, 1996,
                           by and between the Company and VHA, Inc.

4.5(c)            ---      Form of Agreement and Plan of Merger.

4.6(f)            ---      1997 Nonstatutory Stock Option Plan.

4.7(b)            ---      Warrant  Agreement, dated as of February 26, 1999,
                           by and between the Company and Foundation Health
                           Systems, Inc.

4.8(i)            ---      Warrant Agreement, dated as of February 25, 1999, by
                           and between the Company and Arkansas BlueCross
                           BlueShield

4.9(i)            ---      Warrant Agreement, dated as of June 12, 1998, by and
                           between the Company and Wellmark, Inc.

10.1(c)           ---      Managed Pharmaceutical Agreement, dated November 1,
                           1993, by and between Advance Data and the Mega Life &
                           Health Insurance Company.

10.2(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Data, Advance
                           Mail and David D. Halbert.

10.3(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Mail, Advance
                           Data and Jon S. Halbert.

10.4(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Mail, Advance
                           Data and Danny Phillips.

10.5(d)           ---      Employment Agreement, effective as of December 1,
                           1996, by and between Advance Clinical (formerly
                           ParadigM) and Joseph J. Filipek, Jr. and, for the limited purposes of Sections 3(d), 3(g) and 3(h) thereof, the Company.

10.6(d)           ---      Employment Agreement, effective as of November 14,
                           1996, by and between the Company and John H. Sattler.

10.7(d)           ---      Employment Agreement, effective as of June 17, 1996,
                           by and between the Company and Ernest Buys.

10.8(c)           ---      Employment Agreement, effective as of February 15,
                           1996, by and between the Company and Alan T. Wright.

10.9(c)           ---      Form of Health Benefit Management Services Agreement.

10.10(c)          ---      Sublease, dated May 2, 1996, between Lincoln National
                           Life Insurance Company and Advance Data.

10.11(c)          ---      Lease, dated March 6, 1994, by and between Hill
                           Management Services, Inc. and Advance Clinical
                           (formerly ParadigM).

10.12(c)          ---      Lease Agreement, dated as of February 24, 1989, as
                           amended November 30, 1992, and December __, 1992, by and between TRST Las Colinas, Inc. and Advance Health
                           Care.

10.13(c)          ---      Managed Pharmacy Benefit Services Agreement, dated
                           September 1, 1995, between the Company and BCBS of
                           Texas.

10.14(g)          ---      Agreement and Plan of Merger, dated February 9, 1998,
                           by and among the Company, IMR, Inc. and Innovative
                           Medical Research, Inc., Walter Stewart, Richard
                           Lipton, The Lianna Lipton Trust, The Justin Lipton
                           Trust, Stuart Bell, The Curren Bell Trust, The Kylie
                           Bell Trust and The Ian Bell Trust.

10.15(h)          ---      Consulting Agreement, effective as of December 15,
                           1998, by and between the Company and David A. George.

10.16(b)          ---      Pharmacy Benefit Services Agreement, effective as of
                           April 1, 1999, by and between the Company, Foundation
                           Health Systems, Inc. and Integrated Pharmaceutical
                           Services, Inc.

10.17(b)          ---      Credit Agreement, dated as of March 31, 1999, among
                           the Company, the banks named in the Credit Agreement, NationsBanc Montgomery Securities LLC and
                           NationsBank, N.A.

10.18(b)          ---      Guaranty, dated as of March 31, 1999, by each
                           subsidiary of the Company, in favor of NationsBank, N.A.

10.19(i)          ---      Commercial Lease Agreement, commencing November 1,
                           1998, by and between Crin-Richardson I, L.P. and the Company.

11.1(i)           ---      Statement regarding computation of per share
                           earnings.

21.1(i)           ---      Subsidiaries of the Company.

23.1(i)           ---      Consent of Arthur Andersen LLP.

27.1(i)           ---      Financial Data Schedule.

---------------

(a) Previously filed in connection with the Company's Current Report on Form 8-K, dated December 29, 1998, and incorporated herein by reference.

(b) Previously filed in connection with the Company's Current Report on Form 8-K, dated April 12, 1999, and incorporated herein by reference.

(c) Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931), and incorporated herein by reference.

(d) Previously filed in connection with the Company's Form 10-K for the year ended March 31, 1997, and incorporated herein by reference.

(e) Previously filed in connection with the Company's Registration Statement on Form S-8 filed September 5, 1997 (No. 333-34999), and incorporated herein by reference.

(f) Previously filed in connection with the Company's Form 10-Q for the three months ended June 30, 1997, and incorporated herein by reference.

(g) Previously filed in connection with the Company's Current Report on Form 8-K, dated February 9, 1998, and incorporated herein by reference.

(h) Previously filed in connection with the Company's Form 10-Q for the three months ended December 31, 1998, and incorporated herein by reference.

(i)      Filed herewith.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on June 23, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                              ADVANCE PARADIGM, INC.



                                              By:  /s/ David D. Halbert
                                                   ---------------------------
                                                   David D. Halbert
                                                   Chairman of the Board,
                                                   President  and Chief
                                                   Executive Officer

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

         Signature                                   Title                                   Date
         ---------                                   -----                                   ----


 /s/  David D. Halbert                      Chairman of the Board, President            June 23, 1999
--------------------------------------      and Chief Executive Officer
David D. Halbert                            (Principal Executive Officer)



 /s/  Jon S. Halbert                        Executive Vice President, Chief             June 23, 1999
--------------------------------------      Operating Officer and Director
Jon S. Halbert


/s/  David A. George                        Executive Vice President,                   June 23, 1999
--------------------------------------      and Director
David A. George


 /s/  T. Danny Phillips                     Senior Vice President, Chief                June 23, 1999
--------------------------------------      Financial Officer, Secretary and
T. Danny Phillips                           Treasurer (Principal Financial
                                            and Accounting Officer)



 /s/  Rogers K. Coleman, M.D.               Director                                    June 23, 1999
--------------------------------------
Rogers K. Coleman, M.D.



 /s/  Stephen L. Green                      Director                                    June 23, 1999
--------------------------------------
Stephen L. Green



 /s/  Jeffrey R. Jay, M.D.                  Director                                    June 23, 1999
--------------------------------------
Jeffrey R. Jay, M.D.



 /s/  Kenneth J. Linde                      Director                                    June 23, 1999
--------------------------------------
Kenneth J. Linde



 /s/  Michael D. Ware                       Director                                    June 23, 1999
--------------------------------------
Michael D. Ware

                          INDEX TO FINANCIAL STATEMENTS

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES



Report of Independent Public Accountants....................................................................F-2
Consolidated Balance Sheets--March 31, 1998 and 1999........................................................F-3
Consolidated Statements of Operations for the Years Ended March 31, 1997,
   1998 and 1999............................................................................................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   March 31, 1997, 1998 and 1999............................................................................F-5
Consolidated Statements of Cash Flows for the Years Ended March 31, 1997,
   1998 and 1999............................................................................................F-6
Notes to Consolidated Financial Statements..................................................................F-7
Report of Independent Public Accountants on Financial Statement Schedule....................................S-1
Schedule II.  Valuation and Qualifying Accounts and Reserves for the
   Years Ended March 31, 1997, 1998 and 1999................................................................S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advance Paradigm, Inc.:

     We have audited the accompanying consolidated balance sheets of Advance Paradigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Paradigm, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP

Dallas, Texas,
May 17, 1999

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   March 31,
                                                                         ---------------------------
                                                                             1998           1999
                                                                         ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents .........................................   $ 58,342,000   $ 42,492,000
   Accounts receivable, net of allowance for doubtful accounts of
     $247,000 and $371,000, respectively .............................     68,335,000    107,582,000
   Inventories .......................................................      2,887,000      4,015,000
   Prepaid expenses and other ........................................      1,487,000      1,651,000
                                                                         ------------   ------------
     Total current assets ............................................    131,051,000    155,740,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $5,574,000 and $8,540,000, respectively .......     10,494,000     15,155,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $1,501,000 and $2,191,000, respectively ...........................     12,353,000    105,041,000
OTHER ASSETS .........................................................      1,011,000        897,000
                                                                         ------------   ------------
     Total assets ....................................................   $154,909,000   $276,833,000
                                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $ 97,495,000   $148,979,000
   Accrued salaries and benefits                                            2,966,000      3,780,000
   Other accrued expenses                                                   2,228,000      1,870,000
                                                                         ------------   ------------
     Total current liabilities                                            102,689,000    154,629,000

NONCURRENT LIABILITIES:
   Long-term debt                                                                --       50,000,000
   Deferred income taxes                                                    1,285,000      2,597,000
   Other noncurrent liabilities                                               371,000        546,000
                                                                         ------------   ------------
     Total liabilities                                                    104,345,000    207,772,000
                                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
     4,995,000 shares authorized, none issued and outstanding                    --             --
   Series B convertible preferred stock, $.01 par value; 5,000 shares authorized, 4,444 and 0 shares issued and outstanding
     at March 31, 1998 and 1999, respectively                                    --             --
   Common stock, $.01 par value; 25,000,000 shares authorized,
     8,904,472 and 10,528,449 shares issued and outstanding at
     March 31, 1998 and 1999, respectively                                     89,000        105,000
   Additional paid-in capital                                              43,142,000     48,928,000
   Accumulated earnings                                                     7,333,000     20,028,000
                                                                         ------------   ------------
     Total stockholders' equity                                            50,564,000     69,061,000
                                                                         ------------   ------------
     Total liabilities and stockholders' equity                          $154,909,000   $276,833,000
                                                                         ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Year Ended March 31,
                                             --------------------------------------------------
                                                 1997               1998              1999
                                             --------------    --------------    --------------
REVENUES                                     $  256,450,000    $  476,664,000    $  774,822,000
                                             --------------    --------------    --------------

COST OF OPERATIONS:
   Cost of revenues                             245,466,000       455,847,000       743,084,000
   Selling, general and
     administrative expenses
                                                  7,309,000        10,083,000        13,949,000
                                             --------------    --------------    --------------
         Total cost of operations               252,775,000       465,930,000       757,033,000
                                             --------------    --------------    --------------
   Operating income                               3,675,000        10,734,000        17,789.000
INTEREST INCOME                                   1,560,000         2,814,000         2,685,000
INTEREST EXPENSE                                   (445,000)          (67,000)             --
MERGER COSTS                                           --            (689,000)             --
                                             --------------    --------------    --------------
INCOME BEFORE INCOME TAXES                        4,790,000        12,792,000        20,474,000
PROVISION FOR INCOME TAXES                        1,564,000         4,861,000         7,780,000
                                             --------------    --------------    --------------
NET INCOME                                   $    3,226,000    $    7,931,000    $   12,694,000
                                             ==============    ==============    ==============

BASIC:
   NET INCOME AVAILABLE
     TO COMMON STOCKHOLDERS                  $    2,673,000    $    7,731,000    $   12,694,000
   NET INCOME PER SHARE                      $         0.43    $         0.88    $         1.24
   WEIGHTED AVERAGE SHARES OUTSTANDING            6,264,521         8,755,754        10,252,145

DILUTED:
   NET INCOME AVAILABLE
     TO COMMON STOCKHOLDERS                  $    3,226,000    $    7,931,000    $   12,694,000
   NET INCOME PER SHARE                      $         0.35    $         0.70    $         1.09
   WEIGHTED AVERAGE SHARES OUTSTANDING            9,176,127        11,350,919        11,688,101






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999


                                                                Series B Preferred
                                           Common Stock                Stock
                                   -------------------------   --------------------  Additional      Accumulated
                                     Number of                 Number of               Paid-In         Earnings
                                      Shares         Amount      Shares     Amount     Capital        (Deficit)         Total
                                   -----------      --------   ---------   -------- ------------    ------------    ------------
BALANCE, March 31, 1996 ...........  4,006,578      $ 40,000         --    $   --   $  1,484,000    $ (3,061,000)   $ (1,537,000)
   Comprehensive income:
   Net income .....................         --            --         --        --             --       3,226,000       3,226,000
   Issuance of Common Stock
     in connection with the
     exercise of employee
     stock options ................      3,000            --         --        --         12,000              --          12,000
   Issuance of Series B
     Preferred Stock ..............         --            --      4,444        --      10,000,000              --     10,000,000
   Dividends and accretion on
     Series A Preferred Stock .....         --            --         --        --             --        (410,000)       (410,000)
   Issuance of Common Stock
     in connection with an initial
     public offering ..............  2,397,067        24,000         --        --     19,111,000              --      19,135,000
   Issuance of Common Stock
     in connection with the
     conversion of Series A
     Preferred Stock ..............  2,500,000        25,000         --        --     12,279,000              --      12,304,000
   Reduction of Common Stock
     outstanding in connection
     with the merger with AHC .....   (229,750)       (2,000)        --        --          2,000              --              --
   Dividends on Series B
     Preferred Stock ..............         --            --         --        --             --        (153,000)       (153,000)
                                    ----------      --------    -------    ------   ------------    ------------    ------------

BALANCE, March 31, 1997 ...........  8,676,895        87,000      4,444        --     42,888,000        (398,000)     42,577,000
   Comprehensive income:
   Net income .....................         --            --         --        --             --       7,931,000       7,931,000
   Issuance of Common Stock
     in connection with the
     exercise of stock options
     and warrants .................    227,577         2,000         --        --        254,000              --         256,000
   Dividends on Series B
     Preferred Stock ..............         --            --         --        --             --        (200,000)       (200,000)
                                    ----------      --------    -------    ------   ------------    ------------    ------------

BALANCE, March 31,1998 ............  8,904,472        89,000      4,444        --     43,142,000       7,333,000      50,564,000
   Comprehensive income:
   Net income .....................         --            --         --        --             --      12,694,000      12,694,000
   Issuance of Common Stock
      in connection with the
      conversion of Series B
      Preferred Stock .............  1,111,111        11,000     (4,444)       --        (11,000)             --              --
   Issuance of Common Stock
     in connection with the
     exercise of stock options
     and warrants .................    512,866         5,000         --        --      2,420,000              --       2,425,000
   Tax benefit relating to exercise
     of employee stock options
     and other ....................         --            --         --        --        877,000           1,000         878,000
     Issuance of warrants .........         --            --         --        --      2,500,000              --       2,500,000
                                    ----------      --------    -------    ------   ------------    ------------    ------------


BALANCE, March 31,1999 ............ 10,528,449      $105,000         --    $   --   $ 48,928,000    $ 20,028,000    $ 69,061,000
                                    ==========      ========    =======    ======   ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended March 31,
                                                              -----------------------------------------------
                                                                 1997              1998             1999
                                                              -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   3,226,000    $   7,931,000    $  12,694,000
   Adjustments to reconcile net income to net
     cash provided by operating activities--
         Depreciation and amortization                            1,705,000        2,378,000        3,656,000
         Provision for doubtful accounts                             12,000           74,000           24,000
         Deferred income taxes                                      844,000          441,000        1,312,000
         Change in certain assets and liabilities--
             Accounts receivable                                (12,612,000)     (32,139,000)     (38,391,000)
             Inventories                                           (261,000)      (1,028,000)      (1,128,000)
             Prepaid expenses and other assets                     (256,000)      (1,584,000)        (922,000)
             Accounts payable, accrued expenses
                and other noncurrent liabilities                 22,727,000       38,466,000       51,749,000
                                                              -------------    -------------    -------------
             Net cash provided by operating activities           15,385,000       14,539,000       28,994,000
                                                              -------------    -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (3,147,000)      (6,525,000)      (7,568,000)
    Purchase of subsidiaries, net of cash acquired                     --               --        (89,701,000)
                                                              -------------    -------------    -------------
             Net cash used in investing activities               (3,147,000)      (6,525,000)     (97,269,000)
                                                              -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                     10,000,000             --               --

   Net proceeds from issuance of Common Stock                    19,147,000          256,000        2,425,000
   Proceeds from borrowings                                       1,000,000          708,000       50,000,000
   Payments on long-term obligations                             (7,650,000)      (1,608,000)            --
   Payment of preferred stock dividend                             (153,000)        (200,000)            --
                                                              -------------    -------------    -------------
             Net cash provided by (used in) financing
               activities                                        22,344,000         (844,000)      52,425,000
                                                              -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                  34,582,000        7,170,000      (15,850,000)
CASH AND CASH EQUIVALENTS, beginning of year                     16,590,000       51,172,000       58,342,000
                                                              -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year                        $  51,172,000    $  58,342,000    $  42,492,000
                                                              =============    =============    =============

SUPPLEMENTARY INFORMATION:

   Cash paid for interest totaled approximately $445,000, $67,000 and $0 in 1997, 1998 and 1999, respectively.

   The Company made income tax payments of $19,000, $5,100,000 and $5,900,000 in 1997, 1998 and 1999, respectively.






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

     Advance Paradigm, Inc. (the "Company"), a Delaware corporation, is a leading independent provider of health benefit management services, providing integrated pharmacy benefit management, disease management and clinical research programs. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts. In addition, the Company transacts business with pharmaceutical manufacturers as both suppliers and customers. During the year ended March 31, 1999, the Company purchased two companies for cash. Foundation Health Pharmaceutical Services, Inc. ("FHPS") was acquired on March 31, 1999 for $70 million. FHPS was the pharmacy benefit management business of Foundation Health Systems, Inc. On December 1, 1998, Baumel-Eisner Neuromedical Institute ("Baumel-Eisner") was acquired for $25 million. Baumel-Eisner was a privately held clinical trials company based in South Florida. (See Note 3)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Intangible Assets

     Intangible assets consist of goodwill, customer contracts acquired and non-compete agreements. Goodwill represents the excess of cost over the estimated fair value of tangible net assets acquired. Goodwill is amortized on a straight-line basis over periods from 25 to 40 years with a weighted average of 29 years. Customer contracts and non-compete agreements are amortized over 10 to 15 years. Amortization expense was $346,000 in each of the years ended March 31, 1997 and 1998 and $691,000 the year ended March 31, 1999 and is included in selling, general and administrative expenses.


Impairment of Long-Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill, may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows, an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets and goodwill is estimated based on quoted market prices, if available, or the expected total value of the cash flows, on a discounted basis. The Company recorded no impairment charges in fiscal 1997, 1998 or 1999.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Fair Value of Financial Instruments

     The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities. The Company's bank debt was borrowed on March 31, 1999 and, therefore, the estimated fair value and the carrying value is the same.

Other Noncurrent Liabilities

     Other liabilities is comprised of deposits from certain customers in connection with pharmacy benefit contracts.

Revenue Recognition

     Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacy are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in the Company's nationwide network and claims processing fees are recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line claims processing system. When the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues. If the Company is only administering plan sponsors' network pharmacy contracts, the Company records the claims processing service fees as revenues. Rebate revenues are recognized as they are earned in accordance with contractual agreements. Certain of these revenues are based on estimates which are subject to final settlement with the contract party. These estimates are reviewed and revised as settled. Revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the achievement of certain milestones.

Cost of Revenues

     Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with the sale and dispensing of prescriptions. Certain of these expenses are recognized based on estimates which are subject to final settlement with the contract party. These estimates are reviewed and revised as settled.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per-share computations follows:

                                                              YEAR ENDED MARCH 31,
                                          --------------------------------------------------------------
                                               1997                   1998                    1999
                                          ----------------      ----------------        ----------------
BASIC
Numerator:

Net income                                $      3,226,000      $      7,931,000        $     12,694,000
Preferred stock dividends                          553,000               200,000                     ---
                                          ----------------      ----------------        ----------------
                                          $      2,673,000      $      7,731,000        $     12,694,000
                                          ================      ================        ================
Denominator:

Weighted average common
   stock outstanding                             6,264,521             8,755,754              10,252,145
                                          ================      ================        ================

Net income per share                      $           0.43      $           0.88        $           1.24
                                          ================      ================        ================


DILUTED
Numerator:

Net income                                $      3,226,000      $      7,931,000        $     12,694,000
                                          ================      ================        ================

Denominator:

Weighted average common                          6,264,521             8,755,754              10,252,145
   stock outstanding

Other Dilutive Securities:
Series A preferred stock                         1,250,000                   ---                     ---
Series B preferred stock                           833,333             1,111,111                  36,630
Options and warrants using the
  treasury stock method                            828,273             1,484,054               1,399,326
                                          ----------------      ----------------        ----------------
Weighted average shares outstanding              9,176,127            11,350,919              11,688,101
                                          ================      ================        ================

Net income per share                      $           0.35      $           0.70        $           1.09
                                          ================      ================        ================

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" effective April 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company does not have any non-owner changes in equity other than net income. Comprehensive income has been reported in the consolidated statement of stockholders' equity.

     The Company has adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS 131 requires companies to select segments based on their internal reporting system. The Company provides integrated health benefit management services to our customers, and these services account for substantially all of the Company's revenues. Such services are typically negotiated under one contract with the customer. Therefore, the Company's operations will continue to be reported in one segment.

     The Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of April 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The Company does not have any pension or postretirement benefit plans, therefore the adoption of SFAS 132 did not have a material impact on the Company's disclosures.

3. ACQUISITIONS

     In December 1998, the Company acquired the outstanding stock of Baumel-Eisner for $25 million in cash. The acquisition has been accounted for using the purchase method of accounting. Baumel-Eisner's results have been included in the Company's consolidated statements of operations since December 1998. The purchase price was allocated to the net assets acquired, primarily goodwill, based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $24.2 million and is being amortized on a straight-line basis over 25 years.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

3. ACQUISITIONS: (CONTINUED)

     On March 31, 1999, the Company acquired the outstanding stock of FHPS for $70 million in cash and warrants to purchase 200,000 shares of its $0.01 par value common stock ("Common Stock"). The Company valued such warrants at fair market value based upon the Black Scholes valuation model. Such warrants are valued at $2.5 million. The acquisition has been accounted for using the purchase method of accounting. FHPS' results have not been included in the Company's results because the transaction occurred on the last day of the Company's fiscal year. The purchase price was allocated to Goodwill and other intangible assets. Goodwill was valued at approximately $68.3 and is being amortized on a straight-line basis over 30 years. The purchase price allocation used in the preparation of the accompanying financial statements is preliminary. The Company's management is assessing the net realizable value of certain contracts acquired and reviewing the assets acquired for other intangible assets. As a result, the purchase price allocation may be subsequently revised.

     The following unaudited pro forma information presents the results of operations of the Company as if the FHPS acquisition had taken place at the beginning of the periods presented (in thousands, except per share amounts):

                                                    1998          1999
                                                -----------   -----------
Revenues                                        $   530,016   $   855,810
Net income                                      $     4,286   $    12,783
Net income per share:
  Basic                                         $      0.47   $      1.25
  Diluted                                       $      0.38   $      1.09
Weighted average shares outstanding:
  Basic                                           8,755,754    10,252,145
  Diluted                                        11,350,919    11,688,101

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

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

3. ACQUISITIONS: (CONTINUED)

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                    Year Ended March 31,
                                                -----------------------------
                                                    1997            1998
                                                -------------   -------------
Revenues:
API                                             $ 251,562,000   $ 468,287,000
IMR                                                 4,888,000       8,377,000
                                                -------------   -------------
Combined                                        $ 256,450,000   $ 476,664,000
                                                -------------   -------------

Net income:
API                                             $   3,138,000   $   7,165,000
IMR                                                    88,000         766,000
                                                -------------   -------------
Combined                                        $   3,226,000   $   7,931,000
                                                =============   =============

     In connection with the merger, the Company recorded in the fourth quarter of fiscal 1998 a charge to operating expenses of $689,000 ($427,000 after taxes, or $.04 per common share on a dilutive basis) for professional fees and other merger-related costs pertaining to the transaction.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                                           March 31,
                                                                                --------------------------------
                                                                                     1998              1999
                                                                                ---------------  ---------------
Machinery and equipment...................................................      $     3,521,000  $     4,208,000
Computer equipment and software...........................................            8,591,000       12,840,000
Furniture and equipment...................................................            1,381,000        2,324,000
Leasehold improvements....................................................            1,017,000        2,765,000
Land and buildings........................................................            1,558,000        1,558,000
                                                                                ---------------  ---------------
                                                                                     16,068,000       23,695,000
Less--Accumulated depreciation and amortization...........................           (5,574,000)      (8,540,000)
                                                                                ---------------  ---------------
                                                                                $    10,494,000  $    15,155,000
                                                                                ===============  ===============

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   DEBT:

     On March 31, 1999, the Company entered into a senior credit facility with a group of lenders. The credit facility consists of a $75 million, 3-year revolving credit facility. On March 31, 1999, the Company borrowed $50 million under the credit facility to fund the acquisition of FHPS. Outstanding borrowings will mature on March 31, 2002. Each of the Company's subsidiaries has guaranteed the credit facility. The lenders received a first priority security interest in the subsidiaries' capital stock and negative pledges on accounts receivable and other assets.

     Interest on the credit facility accrues at a specified margin above the London Interbank Offered Rate, or LIBOR, or an alternate base rate. The alternate base rate is the bank's prime rate or the federal funds rate plus 0.5%. For LIBOR loans the applicable margin is 1.75% per annum as of April 1, 1999.

     The credit facility contains usual and customary affirmative and negative covenants, including limitations on liens, debts, dividends, capital expenditures, mergers, acquisitions and sale of assets. Covenants also include a specified minimum net worth, maximum leverage ratio and a minimum interest coverage ratio.

6.   LEASES:

     The Company leases office and dispensing facility space, equipment, and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 1999, as follows:

   Years Ending
      March 31,
   -------------
       2000...................................................        $ 4,061,000
       2001...................................................          3,585,000
       2002...................................................          2,735,000
       2003...................................................          1,419,000
       2004...................................................            962,000
                                                                      -----------
            Total minimum lease payments......................        $12,762,000
                                                                      ===========


     Total rent expense incurred in the years ended March 31, 1997, 1998 and 1999 was approximately $2,313,000, $3,096,000 and $ 4,018,000, respectively.

7.   COMMITMENTS AND CONTINGENCIES:

     The Company has entered into long-term employment and non-compete agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

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

     One customer of the Company accounted for approximately 21% and 18% of the Company's revenues for the years ended March 31, 1998 and 1999, respectively. Another customer accounted for approximately 15% of the Company's revenues for the year ended March 31, 1998, but revenues from this customer did not exceed 10% of the Company's revenues for the year ended March 31, 1999. No other customer accounted for over 10% of the Company's revenues in fiscal years 1998 or 1999. Effective April 1, 1999, the Company entered into a Pharmacy Benefit Services Agreement with Foundation Health Systems, Inc. ("FHS"). Under the terms of the Service Agreement the Company will provide pharmacy services to FHS' affiliated health plans. In fiscal 2000, we expect that FHS will become the Company's largest customer.

9.   STOCK TRANSACTIONS:

Series B Preferred Stock

     On June 25, 1996, the Company issued a total of 4,444 shares of $.01 par value, Series B convertible preferred stock ("Series B Preferred Stock") to a customer at a price of $2,250 per share. Shares of the Series B Preferred Stock could be converted by the holder into 250 fully-paid and non-assessable shares of Common Stock. On April 13, 1998, the holders of the Series B Preferred Stock converted all of the shares into 1,111,111 shares of Common Stock.

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

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

     On October 8, 1996, the Company completed the offering ("Offering") of its Common Stock. The Company sold 2,397,067 shares of its Common Stock at a price of $9.00 per share, prior to underwriting discount and other offering expenses. In connection with the Offering, the Company's redeemable Series A cumulative convertible preferred stock ("Series A Preferred Stock") automatically converted into 2,500,000 shares of Common Stock.

     In connection with the IMR merger, the Company issued 876,078 shares of its Common Stock in exchange for all the outstanding shares of IMR. Under the provisions of APB 16, the shares are reflected as outstanding as though IMR had always been a part of the Company.

Warrants to Purchase Common Stock

     The Company has issued warrants to four of our key health plan sponsor customers representing the right to purchase up to a total of 357,180 shares of our Common Stock at prices per share ranging from $8.10 to $35.50. The right to exercise each warrant vests in equal installments on the first five anniversaries of the date of grant so long as the customer's service agreement remains in effect. In addition, during the year ended March 31, 1997, the Company agreed to issue warrants to purchase 281,250 shares of its Common Stock to one customer contingent upon future expansion of member lives. As of March 31, 1999, none of these warrants have been earned or issued.

     Prior to November of 1997, the Company accounted for these warrant agreements under the provisions of SFAS 123 and the related Emerging Issues Task Force ("EITF") 96-3. These pronouncements require that all stock issued to non-employees be accounted for based on the fair value of the consideration received or the fair value of equity instruments issued. In addition, they require that the fair value be measured on the date the parties come to a "mutual understanding of the terms of the arrangement and agree to a binding contract" (i.e. the grant date). If the number of equity instruments is contingent upon the outcome of future events, the number of instruments that should be accounted for when determining the fair value of the transaction should be based on the best available estimate of the number of instruments expected to be issued. In management's opinion, the fair value of the warrants at the date of the agreements was not material.

     Subsequent to November 20, 1997, the Company follows the guidance of EITF 96-18, under which the measurement date is the earlier of the performance commitment date or completed performance date. The Company chose not to retroactively apply EITF 96-18 to the eligible warrants, but chose to apply this EITF prospectively to new arrangements and any modifications of existing arrangements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

     The Company has reserved shares of Common Stock at March 31, 1999, for the following:


     Exercise of stock options..................................................            2,430,432
     Exercise of warrants.......................................................              638,430
                                                                                        -------------
                                                                                            3,068,862
                                                                                        =============

10. STOCK OPTION PLAN:

     At March 31, 1999, the Company has three stock-based compensation plans:
Incentive Stock Option Plan, Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan (the "Plans"). The Plans provide for the granting of qualified stock options and incentive options to officers, directors, advisors and employees of the Company. The options must be granted with exercise prices which equal or exceed the market value of the Common Stock at the date of grant. As of March 31, 1999, the number of shares of Common Stock issuable under the Plans may not exceed 2,837,750 shares. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

     The stock options generally vest over 5-year periods. In the event of the sale or merger with an outside corporation gaining 50% or greater ownership, options granted to certain employees become 100% vested. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 1999, 907,600 options were vested at exercise prices of $.65 to $35.63 per share.

     SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has elected to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company's stock option activity.

                                               1997                           1998                              1999
                                 ------------------------------------------------------------------------------------------------
                                                      Wtd. Avg.                      Wtd. Avg.                         Wtd. Avg.
                                      Shares          Ex. Price       Shares         Ex. Price         Shares          Ex. Price
                                 --------------      ----------  --------------     ------------   --------------      ----------
Outstanding at beginning of year      1,040,250      $     4.26       1,457,750     $       6.02        2,023,745      $    10.54
Granted                                 445,000           10.34         614,375            21.25          525,500           31.42
Transferred from IMR                         --              --          23,922             1.18               --              --
Exercised                                (3,000)           3.20         (43,052)            5.26         (355,766)           6.79
Canceled                                (24,500)          10.75         (29,250)            9.78          (90,896)          29.02
                                 --------------      ----------  --------------     ------------   --------------      ----------
Outstanding at end of year            1,457,750            6.02       2,023,745            10.54        2,102,583           15.86
                                 ==============      ==========  ==============     ============   ==============      ==========
Exercisable at end of year              632,850            2.95         879,382             4.40          907,600            6.68
Price range                      $.65 to $19.75                  $.65 to $33.13                    $.65 to $41.38
Weighted average fair value
   of options granted            $         3.31                  $         7.94                    $        14.64

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN:  (CONTINUED)

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 2,102,583 options outstanding as of March 31, 1999.

                                     Options Outstanding                  Options Exercisable
                               --------------------------------------     -----------------------------
                                          Weighted         Wtd. Avg.                      Weighted
                                        Avg. Exercise     Contractual                   Avg. Exercise
Exercise Price Range           Shares       Price         Life (yrs.)     Shares            Price
-------------------------------------------------------------------------------------------------------
$     .65  to  $   2.71        204,674    $      .98          2.5         196,700        $     .98
$    3.20  to  $   4.80        424,850    $     3.24          4.8         424,850        $    3.24
$    9.00  to  $  12.50        689,200    $    11.26          7.4         225,667        $   11.67
$   16.63  to  $  23.75         54,670    $    19.72          8.5           9,003        $   19.33
$   24.50  to  $  31.62        484,000    $    29.80          9.1           6,000        $   29.13
$   33.13  to  $  41.38        245,189    $    34.67          9.0          45,380        $   33.34

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average ranges of assumptions for the years ended March 31, 1997, 1998 and 1999, respectively: risk-free interest rates of 4.8% to 6.5%; expected lives of three to five years; expected volatility of 30% to 50%. The Company continues to account for stock based compensation under APB 25, "Accounting for Stock Issued to Employees", as allowed by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                     1997             1998             1999
                                                     ----             ----             ----
Net income:
  As reported                                     $3,226,000       $7,931,000      $12,694,000
  Pro forma                                       $3,065,000       $7,382,000      $11,121,000

Basic net income per share:
  As reported                                     $     0.43       $     0.88      $      1.24
  Pro forma                                       $     0.40       $     0.82      $      1.08

Diluted net income per share:
  As reported                                     $     0.35       $     0.70      $      1.09
  Pro forma                                       $     0.33       $     0.65      $      0.95

Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

11.  RELATED PARTY TRANSACTIONS:

     In fiscal 1998, the Company entered into an agreement with Advance Capital Markets ("ACM") pursuant to which ACM agreed to act as financial advisor for the Company. In exchange for these professional services, the Company paid ACM a fee of $150,000 in 1998 in connection with the IMR transaction and $85,000 in connection with the Baumel-Eisner transaction. The fees paid are equivalent to or less than similar fees incurred in arm's-length transactions. The Managing Director of ACM is also a Director of the Company.

12. RETIREMENT PLAN BENEFITS:

     The Company sponsors a retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Company is required to contribute at least 50% of the first 6% of salary deferral contributed by each participant. The Company's contributions to the plan amounted to approximately $129,000, $177,000 and $268,000 for the years ended March 31, 1997, 1998 and 1999, respectively.

13. INCOME TAXES:

     The provision for income taxes for the years ended March 31, 1997, 1998 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                           1997                         1998                        1999
                                      ---------------             ----------------             ---------------
     Tax at U.S. federal              $     1,629,000             $      4,349,000               $   6,961,000
       income tax rate
     State taxes                                  ---                      457,000                     666,000
     Benefit of operating                     (89,000)                         ---
       loss carryforwards
     Other, net                                24,000                       55,000                     153,000
                                      ---------------             ----------------             ---------------
     Provision for income taxes       $     1,564,000             $      4,861,000                  $7,780,000
                                      ===============             ================             ===============

     Of the $7,780,000 provision for income taxes in 1999, $1,312,000 represents deferred income taxes and $6,468,000 represents the current portion.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows:

                                             March 31,                      March 31,
                                               1998          Changes          1999
                                           ------------    ------------    ------------
Gross deferred tax assets:
     Accruals ..........................   $     57,000    $     96,000    $    153,000
     Other .............................         50,000          76,000         126,000
                                           ------------    ------------    ------------
                                                107,000         172,000         279,000
                                           ------------    ------------    ------------
Gross deferred tax liabilities:
     Amortization of goodwill ..........       (850,000)       (197,000)     (1,047,000)
     Depreciation ......................       (542,000)       (158,000)       (700,000)
     Conversion from cash
         basis of acquired entities ....           --        (1,129,000)     (1,129,000)
                                           ------------    ------------    ------------
                                             (1,392,000)     (1,484,000)     (2,876,000)
                                           ------------    ------------    ------------

     Net deferred tax liability ........   $ (1,285,000)   $ (1,312,000)   $ (2,597,000)
                                           ============    ============    ============


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Advance Paradigm, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                     ARTHUR ANDERSEN LLP



Dallas, Texas
May 17, 1999

                             ADVANCE PARADIGM, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 Balance at        Additions                       Balance at
                                                  Beginning        Charged to          (1)            End of
                                                   of Year          Expenses        Deductions         Year
                                                  -----------      ------------    ------------    -------------
Year ended March 31, 1997:
   Allowance for doubtful accounts receivable     $   180,000       $    12,000      $       --      $   192,000

Year ended March 31, 1998:
   Allowance for doubtful accounts receivable     $   192,000       $    74,000      $   19,000      $   247,000

Year ended March 31, 1999:
Allowance for doubtful accounts receivable        $   247,000       $   124,000(2)   $       --      $   371,000


------------------------------------

(1) Uncollectible accounts written off, net of recoveries

(2) Includes $100,000 reflected in the acquisition of Baumel-Eisner

                               INDEX TO EXHIBITS


EXHIBIT
NO.                        DESCRIPTION
-------                    -----------
2.1(a)            ---      Stock Purchase Agreement, dated effective as of
                           December 1, 1998, by and among Advance Paradigm, Inc.
                           (the "Company"), Baumel-Eisner Neuromedical
                           Institute, Inc., Barry Baumel, M.D. and Larry S.
                           Eisner, M.D.

2.2(b)            ---      Purchase Agreement, dated as of February 26, 1999,
                           among Foundation Health Systems, Inc., Foundation
                           Health Corporation, Foundation Health Pharmaceutical
                           Services, Inc., Integrated Pharmaceutical Services,
                           Inc. and the Company.

3.1(c)            ---      Amended and Restated Certificate of Incorporation of
                           the Company.

3.2(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of the Company.

3.3(c)            ---      Certificate of Correction to the Amendment to the
                           Certificate of Incorporation of the Company.

3.4(c)            ---      Amended and Restated Bylaws of the Company.

3.5(c)            ---      Certificate of Incorporation of Advance Pharmacy
                           Services, Inc.

3.6(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of Advance Pharmacy Services, Inc.

3.7(c)            ---      Certificate of Correction to the Certificate of
                           Amendment to the Certificate of Incorporation of
                           Advance Pharmacy Services, Inc.

3.8(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of Advance Pharmacy Services, Inc.

3.9(c)            ---      Bylaws of Advance Pharmacy Services, Inc.

4.1(d)            ---      Specimen Certificate for shares of Common Stock,
                           $0.01 par value, of the Company.

4.2(e)            ---      Amended and Restated Incentive Stock Option Plan.

4.3(e)            ---      Incentive Stock Option Plan.

4.4(c)            ---      Warrant Agreement, dated as of September 12, 1996,
                           by and between the Company and VHA, Inc.

4.5(c)            ---      Form of Agreement and Plan of Merger.

4.6(f)            ---      1997 Nonstatutory Stock Option Plan.

4.7(b)            ---      Warrant  Agreement, dated as of February 26, 1999,
                           by and between the Company and Foundation Health
                           Systems, Inc.

4.8(i)            ---      Warrant Agreement, dated as of February 25, 1999, by
                           and between the Company and Arkansas BlueCross
                           BlueShield

4.9(i)            ---      Warrant Agreement, dated as of June 12, 1998, by and
                           between the Company and Wellmark, Inc.

10.1(c)           ---      Managed Pharmaceutical Agreement, dated November 1,
                           1993, by and between Advance Data and the Mega Life &
                           Health Insurance Company.

10.2(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Data, Advance
                           Mail and David D. Halbert.


10.3(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Mail, Advance
                           Data and Jon S. Halbert.

10.4(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Mail, Advance
                           Data and Danny Phillips.

10.5(d)           ---      Employment Agreement, effective as of December 1,
                           1996, by and between Advance Clinical (formerly
                           ParadigM) and Joseph J. Filipek, Jr. and, for the
                           limited purposes of Sections 3(d), 3(g) and 3(h)
                           thereof, the Company.

10.6(d)           ---      Employment Agreement, effective as of November 14,
                           1996, by and between the Company and John H. Sattler.

10.7(d)           ---      Employment Agreement, effective as of June 17, 1996,
                           by and between the Company and Ernest Buys.

10.8(c)           ---      Employment Agreement, effective as of February 15,
                           1996, by and between the Company and Alan T. Wright.

10.9(c)           ---      Form of Health Benefit Management Services Agreement.

10.10(c)          ---      Sublease, dated May 2, 1996, between Lincoln National
                           Life Insurance Company and Advance Data.

10.11(c)          ---      Lease, dated March 6, 1994, by and between Hill
                           Management Services, Inc. and Advance Clinical
                           (formerly ParadigM).

10.12(c)          ---      Lease Agreement, dated as of February 24, 1989, as
                           amended November 30, 1992, and December __, 1992, by
                           and between TRST Las Colinas, Inc. and Advance Health
                           Care.

10.13(c)          ---      Managed Pharmacy Benefit Services Agreement, dated
                           September 1, 1995, between the Company and BCBS of
                           Texas.

10.14(g)          ---      Agreement and Plan of Merger, dated February 9, 1998,
                           by and among the Company, IMR, Inc. and Innovative
                           Medical Research, Inc., Walter Stewart, Richard
                           Lipton, The Lianna Lipton Trust, The Justin Lipton
                           Trust, Stuart Bell, The Curren Bell Trust, The Kylie
                           Bell Trust and The Ian Bell Trust.

10.15(h)          ---      Consulting Agreement, effective as of December 15,
                           1998, by and between the Company and David A. George.

10.16(b)          ---      Pharmacy Benefit Services Agreement, effective as of
                           April 1, 1999, by and between the Company, Foundation
                           Health Systems, Inc. and Integrated Pharmaceutical
                           Services, Inc.


10.17(b)          ---      Credit Agreement, dated as of March 31, 1999, among
                           the Company, the banks named in the Credit Agreement,
                           NationsBanc Montgomery Securities LLC and
                           NationsBank, N.A.

10.18(b)          ---      Guaranty, dated as of March 31, 1999, by each
                           subsidiary of the Company, in favor of NationsBank,
                           N.A.

10.19(i)          ---      Commercial Lease Agreement, commencing November 1,
                           1998, by and between Crin-Richardson I, L.P. and the
                           Company.

11.1(i)           ---      Statement regarding computation of per share earnings.

21.1(i)           ---      Subsidiaries of the Company.

23.1(i)           ---      Consent of Arthur Andersen LLP.

27.1(i)           ---      Financial Data Schedule.

---------------

(a) Previously filed in connection with the Company's Current Report on Form 8-K, dated December 29, 1998, and incorporated herein by reference.

(b) Previously filed in connection with the Company's Current Report on Form 8-K, dated April 12, 1999, and incorporated herein by reference.

(c) Previously filed in connection with the Company's Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931), and incorporated herein by reference.

(d) Previously filed in connection with the Company's Form 10-K for the year ended March 31, 1997, and incorporated herein by reference.

(e) Previously filed in connection with the Company's Registration Statement on Form S-8 filed September 5, 1997 (No. 333-34999), and incorporated herein by reference.

(f) Previously filed in connection with the Company's Form 10-Q for the three months ended June 30, 1997, and incorporated herein by reference.

(g) Previously filed in connection with the Company's Current Report on Form 8-K, dated February 9, 1998, and incorporated herein by reference.

(h) Previously filed in connection with the Company's Form 10-Q for the three months ended December 31, 1998, and incorporated herein by reference.

(i)      Filed herewith.