Form 10-Q
period 1999-06-30
ADVANCE PARADIGM INC
filed 1999-08-13
CIK 1012956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                    Common stock, $.01 par value: 10,577,578
                       outstanding as of August 13, 1999

                             ADVANCE PARADIGM, INC.


                      INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                         PAGE
         Item 1.  Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of June 30,
                           1999 and March 31, 1999                                                       2

                  B.       Condensed Consolidated Statements of Operations for
                           the Three Months Ended June 30, 1999 and 1998                                 3

                  C.       Condensed Consolidated Statements of Cash Flows for
                           the Three Months Ended June 30, 1999 and 1998                                 4

                  D.       Notes to Condensed Consolidated Financial Statements                          5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    8


PART II. OTHER INFORMATION                                                                              12


SIGNATURES                                                                                              13

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




                                                                                           March 31, 1999    June 30, 1999
                                                                                           --------------    -------------
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 42,492,000      $ 29,936,000
   Accounts receivable, net of allowance for doubtful accounts of
     $371,000 and $377,000, respectively                                                    107,582,000       145,979,000
   Inventories                                                                                4,015,000         5,851,000
   Prepaid expenses and other                                                                 1,651,000         2,105,000
                                                                                           ------------      ------------
     Total current assets                                                                   155,740,000       183,871,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $8,540,000 and $9,502,000, respectively                               15,155,000        17,210,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,191,000 and $3,104,000, respectively                                                  105,041,000       104,128,000
OTHER ASSETS                                                                                    897,000           895,000
                                                                                           ------------      ------------
     Total assets                                                                          $276,833,000      $306,104,000
                                                                                           ============      ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $148,979,000      $172,676,000
   Accrued salaries and benefits                                                              3,780,000         2,328,000
   Income taxes payable                                                                            --           1,966,000
   Other accrued expenses                                                                     1,870,000         1,721,000
                                                                                           ------------      ------------
     Total current liabilities                                                              154,629,000       178,691,000
NONCURRENT LIABILITIES:
   Long-term debt                                                                            50,000,000        50,000,000
   Deferred income taxes                                                                      2,597,000         2,894,000
   Other noncurrent liabilities                                                                 546,000           526,000
                                                                                           ------------      ------------
     Total liabilities                                                                      207,772,000       232,111,000
                                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and
     outstanding                                                                                   --                --
   Common stock, $.01 par value; 25,000,000
     shares authorized; 10,528,449 and 10,561,742
     shares issued and outstanding, respectively                                                105,000           105,000
   Additional paid-in capital                                                                48,928,000        49,269,000
   Retained earnings                                                                         20,028,000        24,619,000
                                                                                           ------------      ------------
     Total stockholders' equity                                                              69,061,000        73,993,000
                                                                                           ------------      ------------
     Total liabilities and stockholders' equity                                            $276,833,000      $306,104,000
                                                                                           ============      ============



                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                            Three Months Ended June 30,
                                                                                            ---------------------------
                                                                                               1998              1999
                                                                                           ------------      -------------
Revenues                                                                                   $164,182,000      $ 416,286,000
                                                                                           ------------      -------------
Cost of operations:

Cost of revenues                                                                            157,141,000        403,355,000
Selling, general and
   administrative expenses                                                                    3,263,000          4,875,000
                                                                                           ------------      -------------
           Total cost of operations                                                         160,404,000        408,230,000
                                                                                           ------------      -------------
Operating income                                                                              3,778,000          8,056,000
Interest income                                                                                 765,000            263,000
Interest expense                                                                                   --             (914,000)
                                                                                           ------------      -------------

Income before income taxes                                                                    4,543,000          7,405,000
Provision for income taxes                                                                    1,726,000          2,814,000
                                                                                           ------------      -------------
Net income                                                                                 $  2,817,000      $   4,591,000
                                                                                           ============      =============

Basic
Net income per share                                                                       $       0.28      $        0.43
                                                                                           ============      =============
Weighted average
   shares outstanding                                                                         9,912,502         10,561,742
                                                                                           ============      =============

Diluted
Net income per share                                                                       $       0.24      $        0.38
                                                                                           ============      =============
Weighted average
   shares outstanding                                                                        11,693,523         12,148,001
                                                                                           ============      =============




                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             Three Months Ended June 30,
                                                                                             ---------------------------
                                                                                                1998              1999
                                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  2,817,000       $  4,591,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities -
     Depreciation and amortization                                                              718,000          1,875,000
     Provision for doubtful accounts                                                              6,000              6,000
     Change in certain assets and liabilities -
       Accounts receivable                                                                   (8,802,000)       (38,403,000)
       Inventories                                                                             (481,000)        (1,836,000)
       Prepaid expenses
         and other assets                                                                       (63,000)          (452,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                                                   11,509,000         24,339,000
                                                                                           ------------       ------------
       Net cash provided by (used in) operating activities                                    5,704,000         (9,880,000)
                                                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                       (1,568,000)        (3,017,000)
                                                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Common Stock                                                 194,000            341,000
     Proceeds from borrowings                                                                      --                 --
     Payments on long-term obligations                                                             --                 --
                                                                                           ------------       ------------
       Net cash provided by financing activities                                                194,000            341,000
                                                                                           ------------       ------------

INCREASE (DECREASE) IN CASH                                                                   4,330,000        (12,556,000)
CASH AND CASH EQUIVALENTS, beginning of period                                               58,342,000         42,492,000
                                                                                           ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                                   $ 62,672,000       $ 29,936,000
                                                                                           ============       ============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the June 30, 1999 and 1998 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1999. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

         The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS 131 requires companies to select segments based on their internal reporting system. The Company provides integrated health benefit management services to its customers, and these services account for substantially all of its net revenues. Such services are typically negotiated under one contract with the customer. Therefore, the Company's operations will continue to be reported in one segment.


2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:


                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                            ---------------------------
                                                                                               1998             1999
                                                                                           -----------      -----------
BASIC
Numerator:

Net income                                                                                 $ 2,817,000      $ 4,591,000
                                                                                           ===========      ===========

Denominator:

Weighted average common
   stock outstanding                                                                         9,912,502       10,561,742
                                                                                           ===========      ===========

Net income per share                                                                       $      0.28      $      0.43
                                                                                           ===========      ===========



DILUTED
Numerator:

Net income                                                                                 $ 2,817,000      $ 4,591,000
                                                                                           ===========      ===========
Denominator:

Weighted average common                                                                      9,912,502       10,561,742
   stock outstanding

Other Dilutive Securities:
Series B preferred stock                                                                       146,520             --
Options and warrants using the
  treasury stock method                                                                      1,634,501        1,586,259
                                                                                           -----------      -----------
Weighted average shares outstanding                                                         11,693,523       12,148,001
                                                                                           ===========      ===========

Net income per share                                                                       $      0.24      $      0.38
                                                                                           ===========      ===========


3.       INCOME TAXES

         In the three months ended June 30, 1999 and 1998, the Company recorded a provision for income taxes based upon an estimated, effective tax rate of 38%.

4.       ACQUISITIONS

         On March 31, 1999, the Company acquired the outstanding stock of Foundation Health Pharmaceutical Services ("FHPS") for $70 million in cash and warrants to purchase 200,000 shares of its $0.01 par value common stock. The acquisition has been accounted for using the purchase method of accounting and the results of operations of FHPS have been included in the consolidated financial statements of the Company since April 1, 1999. The purchase price was allocated to Goodwill, certain customer contracts and other intangible assets. The purchase price allocation reflected in the accompanying financial statements is preliminary. The Company's management is assessing the net realizable value of certain contracts acquired and reviewing the assets acquired for other intangible assets. As a result, the purchase price allocation may be subsequently revised.

         The following unaudited pro forma information presents the results of operations of the Company as if the FHPS acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):


                                                                Three Months Ended June 30, 1998
                                                                --------------------------------
Revenues                                                               $   190,726
Net income                                                             $     3,434
Net income per share:
    Basic                                                              $      0.35
    Diluted                                                            $      0.29
Weighted average shares outstanding:
    Basic                                                                9,912,502
    Diluted                                                             11,693,523


5.       CONCENTRATION OF BUSINESS

         Effective April 1, 1999, the Company entered into a Pharmacy Benefit Services Agreement with Foundation Health Systems, Inc. ("FHS"). Under the terms of the Service Agreement the Company provides pharmacy services to FHS' affiliated health plans. In the quarter ended June 30, 1999, the revenues generated under the service contract with FHS and by the non-affiliated FHPS customers accounted for approximately 39% of the Company's revenues.

6.       DEBT

         On March 31, 1999, the Company entered into a senior credit facility with a group of lenders. The credit facility consists of a $75 million, 3-year revolving credit facility. The Company borrowed $50 million under the credit facility to fund the acquisition of FHPS. No additional borrowings or repayments occurred in the three months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as a percentage of total revenues.





                                                                           Three Months
                                                                         Ended June 30,
                                                                    ------------------------
                                                                     1998              1999
                                                                    -----              -----
Data Services                                                        69.2%              76.4%
Mail Services                                                        16.5                9.9
Clinical Services                                                    14.3               13.7
                                                                    -----              -----
Total Revenues                                                      100.0              100.0
                                                                    -----              -----
Cost of operations:
     Cost of revenues                                                95.7               96.9
     Selling, general and administrative
       expenses                                                       2.0                1.2
                                                                    -----              -----
         Total cost of operations                                    97.7               98.1
                                                                    -----              -----
Operating income                                                      2.3                1.9
Interest income (expense), net                                         .5                (.1)
                                                                    -----              -----
Income before income taxes                                            2.8                1.8
Provision for income taxes                                           (1.1)               (.7)
                                                                    -----              -----
Net income                                                            1.7%               1.1%
                                                                    =====              =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Our revenues for the three months ended June 30, 1999 increased by $252.1 million, or 154%, compared to revenues for the three months ended June 30, 1998. Approximately 81% of the increase in revenues was attributable to a 70% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new customers including the services agreement with Foundation Health Systems ("FHS"). Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. The increase in claims resulted from strong growth in new customers and from an increase in member lives from existing customers. Approximately 13% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. This increase was primarily attributable to the acquisition of Foundation Health Pharmaceutical Services ("FHPS"). The remaining 6% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 36% increase in the number of mail prescriptions dispensed.

         COST OF REVENUES. Our cost of revenues for the three months ended June 30, 1999 increased by $246.2 million, or 157%, compared to the same period in 1998. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 96.9% in the three months ended June 30, 1999 compared to 95.7% in the same period in 1998. Revenues from claims processing services generate lower margins than revenues from our other services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expense for the three months ended June 30, 1999 increased by $1.6 million, or 49%, compared to the same period in 1998. This increase was primarily the result of our acquisition of FHPS and the related amortization expense associated with the intangible assets acquired. In addition, volume growth in all services contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.0% for the three months ended June 30, 1998 to 1.2% in the same period in 1999 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

         INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for the three months ended June 30, 1999 increased $1.4 million compared to the same period in 1998. Interest expense increased as the result of the acquisition of FHPS on March 31, 1999 and the related bank borrowings throughout the quarter ended June 30, 1999. No debt was outstanding in the quarter ended June 30, 1998.

         INCOME TAXES. For the three months ended June 30, 1999 and 1998 our recorded income tax expense approximated an effective tax rate of 38%.

         NET INCOME PER SHARE. We reported diluted net income per share of $.38 per share for the three months ended June 30, 1999 compared to $.24 per share for the same period in 1998. The weighted average shares outstanding were 11.7 million and 12.1 million for the three months ended June 30, 1998 and 1999, respectively. The increase in the weighted average shares resulted primarily from the increase in our stock price which has resulted in more options and warrants becoming common stock equivalents. (See Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had working capital of $5.2 million. Our net cash used in operating activities was $9.9 million for the three months ended June 30, 1999 resulting primarily due to the timing of receivables and payables resulting from our continued growth. During the three months ended June 30, 1999 we used cash of $3.0 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

         Historically, we have been able to fund our operations and continued growth through cash flow from operations. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we successfully continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans. As of June 30, 1999 $25.0 million is available under our $75.0 million, three year revolving credit facility.

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

         The potential impact of the year 2000 issue depends not only on the corrective measures we have undertaken, but also on the ways in which the year 2000 issue is addressed by third parties with whom we interact or upon whom we are dependent, including individual retail pharmacies, health plan sponsors and pharmaceutical manufacturers. We believe that our greatest risk with respect to year 2000 issues relates to failures by third parties to be year 2000 compliant. We have received responses from approximately 50% of the over 20,000 third parties we contacted. We cannot make any assurance that the software and systems of other companies with which we transact business will become year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on our systems and operations. With respect to the systems we directly use, we believe our greatest exposure to the year 2000 issue involves our claims processing operations, which rely on computers to process prescription claims. We have installed a vendor upgrade and have substantially completed compliance testing on the upgrade. However, any failure of these systems to be year 2000 compliant may have a material adverse effect on us.

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

Item 6.  Exhibits and reports on Form 8-K.

During the quarter ended June 30, 1999, we filed a report on Form 8-K and Form 8-KA dated March 31, 1999, relating to the acquisition of FHPS.

Exhibits required by Item 601 of Regulation S-K:


EXHIBIT NO.               EXHIBITS
-----------               --------

3.1*            ---       Amended and Restated Certificate of Incorporation

3.2*            ---       Amended and Restated Bylaws

27**            ---       Financial Data Schedule


* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADVANCE PARADIGM, INC.
                                    (Registrant)



Date: August 13, 1999           By:  /s/ David D. Halbert
                                    -------------------------------------------
                                     David D. Halbert, Chief Executive Officer,
                                     Chairman of the Board and President



Date: August 13, 1999           By: /s/ Danny Phillips
                                    -------------------------------------------
                                    Danny Phillips, Chief Financial Officer,
                                    Senior Vice President, Secretary and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.               DESCRIPTION
-----------               -----------
3.1*            ---       Amended and Restated Certificate of Incorporation

3.2*            ---       Amended and Restated Bylaws

27**            ---       Financial Data Schedule


* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

**   Filed herewith.