Form 10-Q
period 1999-09-30
ADVANCE PARADIGM INC
filed 1999-11-12
CIK 1012956

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                    Common stock, $.01 par value: 10,600,578
                      outstanding as of November 10, 1999

                             ADVANCE PARADIGM, INC.


                      INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.  FINANCIAL INFORMATION                                             PAGE

         Item 1.    Financial Statements

                    A.   Condensed Consolidated Balance Sheets as of
                         September 30, 1999 and March 31, 1999                2

                    B.   Condensed Consolidated Statements of Operations
                         for the Three Months and Six Months Ended
                         September 30, 1999 and 1998                          3

                    C.   Condensed Consolidated Statements of Cash
                         Flows for the Six Months Ended
                         September 30, 1999 and 1998                          4

                    D.   Notes to Condensed Consolidated Financial
                         Statements                                           5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9


PART II. OTHER INFORMATION                                                   15


SIGNATURES                                                                   16

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   March 31, 1999   September 30, 1999
                                                                   --------------   ------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 42,492,000       $ 44,124,000
   Accounts receivable, net of allowance for doubtful accounts of
     $371,000 and $383,000, respectively                             107,582,000        152,818,000
   Inventories                                                         4,015,000          8,967,000
   Prepaid expenses and other                                          1,651,000          2,402,000
                                                                    ------------       ------------
     Total current assets                                            155,740,000        208,311,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $8,540,000 and $10,615,000, respectively       15,155,000         21,083,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,191,000 and $4,019,000, respectively                           105,041,000        103,214,000
OTHER ASSETS                                                             897,000            892,000
                                                                    ------------       ------------
     Total assets                                                   $276,833,000       $333,500,000
                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $148,979,000       $195,040,000
   Accrued salaries and benefits                                       3,780,000          2,629,000
   Income taxes payable                                                       --            727,000
   Other accrued expenses                                              1,870,000          1,985,000
                                                                    ------------       ------------
     Total current liabilities                                       154,629,000        200,381,000
NONCURRENT LIABILITIES:
   Long-term debt                                                     50,000,000         50,000,000
   Deferred income taxes                                               2,597,000          3,218,000
   Other noncurrent liabilities                                          546,000            526,000
                                                                    ------------       ------------
     Total liabilities                                               207,772,000        254,125,000
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 25,000,000
     shares authorized; 10,528,449 and 10,593,228
     shares issued and outstanding, respectively                         105,000            106,000
   Additional paid-in capital                                         48,928,000         49,614,000
   Retained earnings                                                  20,028,000         29,655,000
                                                                    ------------       ------------
     Total stockholders' equity                                       69,061,000         79,375,000
                                                                    ------------       ------------
     Total liabilities and stockholders' equity                     $276,833,000       $333,500,000
                                                                    ============       ============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months Ended September 30,  Six Months Ended September 30,
                                       --------------------------------  -------------------------------
                                             1998             1999              1998           1999
                                       ------------------ -------------  ----------------  -------------
Revenues                                $ 181,258,000     $ 434,713,000    $ 345,440,000   $ 850,999,000
                                        -------------     -------------    -------------   -------------

Cost of operations:
Cost of revenues                          173,727,000       420,510,000      330,869,000     823,866,000
Selling, general and
   administrative expenses                  3,312,000         5,304,000        6,575,000      10,179,000
                                        -------------     -------------    -------------   -------------
           Total cost of operations       177,039,000       425,814,000      337,444,000     834,045,000
                                        -------------     -------------    -------------   -------------
Operating income                            4,219,000         8,899,000        7,996,000      16,954,000
Interest income                               708,000           189,000        1,474,000         452,000
Interest expense                                   --          (965,000)              --      (1,879,000)
                                        -------------     -------------    -------------   -------------

Income before income taxes                  4,927,000         8,123,000        9,470,000      15,527,000
Provision for income taxes                  1,872,000         3,087,000        3,598,000       5,900,000
                                        -------------     -------------    -------------   -------------
Net income                              $   3,055,000     $   5,036,000    $   5,872,000   $   9,627,000
                                        =============     =============    =============   =============

Basic
Net income per share                    $        0.30     $        0.48    $        0.58   $        0.91
                                        =============     =============    =============   =============
Weighted average
   shares outstanding                      10,256,554        10,593,228       10,084,528      10,577,485
                                        =============     =============    =============   =============

Diluted

Net income per share                    $        0.27     $        0.41    $        0.51   $        0.79
                                        =============     =============    =============   =============
Weighted average
   shares outstanding                      11,499,250        12,325,998       11,596,387      12,237,000
                                        =============     =============    =============   =============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Six Months Ended September 30,
                                                             -----------------------------
                                                                 1998            1999
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  5,872,000    $  9,627,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities -
     Depreciation and amortization                              1,508,000       3,903,000
     Provision for doubtful accounts                               12,000          12,000
     Change in certain assets and liabilities -
       Accounts receivable                                    (29,127,000)    (45,248,000)
       Inventories                                                296,000      (4,952,000)
       Prepaid expenses
         and other assets                                        (215,000)       (747,000)
       Accounts payable, accrued expenses
          and other noncurrent liabilities                      3,837,000      46,353,000
                                                             ------------    ------------
       Net cash provided by (used in) operating activities    (17,817,000)      8,948,000
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (2,904,000)     (8,003,000)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Common Stock                     485,000         687,000
   Proceeds from borrowings                                            --      12,000,000
   Payments on long-term obligations                                   --     (12,000,000)
                                                             ------------    ------------
   Net cash provided by financing activities                      485,000         687,000
                                                             ------------    ------------
INCREASE (DECREASE) IN CASH                                   (20,236,000)      1,632,000
CASH AND CASH EQUIVALENTS, beginning of period                 58,342,000      42,492,000
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                     $ 38,106,000    $ 44,124,000
                                                             ============    ============


                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 1999 and 1998 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1999. The results of operations for the three month and six month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

2.   NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows:

                                  THREE MONTHS ENDED SEPTEMBER 30, SIX MONTHS ENDED SEPTEMBER 30,
                                        1998             1999             1998          1999
                                  ------------------ ------------- ---------------- -------------
BASIC
Numerator:

Net income                            $ 3,055,000     $ 5,036,000     $ 5,872,000   $ 9,627,000
                                      ===========     ===========     ===========   ===========

Denominator:

Weighted average common
   stock outstanding                   10,256,554      10,593,228      10,084,528    10,577,485
                                      ===========     ===========     ===========   ===========

Net income per share                  $      0.30     $      0.48     $      0.58   $      0.91
                                      ===========     ===========     ===========   ===========


DILUTED
Numerator:

Net income                            $ 3,055,000     $ 5,036,000     $ 5,872,000   $ 9,627,000
                                      ===========     ===========     ===========   ===========

Denominator:

Weighted average common                10,256,554      10,593,228      10,084,528    10,577,485
   stock outstanding

Other dilutive securities:
Series B preferred stock                       --              --          73,260            --
Options and warrants using the
  treasury stock method                 1,242,696       1,732,770       1,438,599     1,659,515
                                      -----------     -----------     -----------   -----------
Weighted average shares outstanding    11,499,250      12,325,998      11,596,387    12,237,000
                                      ===========     ===========     ===========   ===========

Net income per share                  $      0.27     $      0.41     $      0.51   $      0.79
                                      ===========     ===========     ===========   ===========

3.   INCOME TAXES

     In the three months and six months ended September 30, 1998 and 1999, the Company's recorded income tax expense approximated an effective tax rate of 38%.

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

         The following unaudited pro forma information presents the results of operations of the Company as if the FHPS acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

                                       Three Months       Six Months
                                          Ended             Ended
                                    September 30, 1998 September 30, 1998
                                    ------------------ ------------------
Revenues                               $   199,962        $   390,688
Net income                             $     3,155        $     6,589
Net income per share:
    Basic                              $      0.31        $      0.65
    Diluted                            $      0.27        $      0.57
Weighted average shares outstanding:
    Basic                               10,256,554         10,084,528
    Diluted                             11,499,250         11,596,387

5. CONCENTRATION OF BUSINESS

         Effective April 1, 1999, the Company entered into a Pharmacy Benefit Services Agreement with Foundation Health Systems, Inc. ("FHS"). Under the terms of the Service Agreement the Company provides pharmacy services to FHS' affiliated health plans. In the six months ended September 30, 1999, the revenues generated under the service contract with FHS and by the non-affiliated FHPS customers accounted for approximately 40% of the Company's revenues.

6. DEBT

         On March 31, 1999, the Company entered into a senior credit facility with a group of lenders. The credit facility consists of a $75 million, three-year revolving credit facility. The Company borrowed $50 million under the credit facility to fund the acquisition of FHPS. As of September 30, 1999, $50 million was outstanding under the credit facility.

7. SUBSEQUENT EVENT  -  STOCK SPLIT

         On October 12, 1999, the Company announced a two-for-one stock split of its common stock. The record date is November 11, 1999 and the date of payment is November 30, 1999. The stock split is contingent upon shareholders' approval of an increase in the Company's authorized common stock at the 1999 Annual Meeting of Stockholders. Financial information contained elsewhere in this Form 10-Q has not been adjusted to reflect the impact of the stock split. Net income per share, after giving retroactive effect for the two-for-one stock split, is presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements:

                                     THREE MONTHS ENDED  SEPTEMBER 30,   SIX MONTHS ENDED    SEPTEMBER 30,
                                           1998              1999              1998              1999
                                     ------------------ --------------   ----------------   ---------------
BASIC:

Weighted average common
   stock outstanding                       20,513,108        21,186,456        20,169,056        21,154,970
                                      ===============   ===============   ===============   ===============

Net income per share                  $          0.15   $          0.24   $          0.29   $          0.46
                                      ===============   ===============   ===============   ===============


DILUTED:

Weighted average shares outstanding        22,998,500        24,651,996        23,192,774        24,474,000
                                      ===============   ===============   ===============   ===============

Net income per share                  $          0.13   $          0.20   $          0.25   $          0.39
                                      ===============   ===============   ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues.

                                             Three Months        Six Months
                                         Ended September 30,  Ended September 30,
                                         -------------------  -------------------
                                           1998       1999      1998      1999
                                           ----       ----      ----      ----
Data Services                               66.1%     75.9%     67.6%     76.2%
Mail Services                               16.5       9.7      16.5       9.8
Clinical Services                           17.4      14.4      15.9      14.0
                                           -----     -----     -----     -----
Total Revenues                             100.0     100.0     100.0     100.0
                                           -----     -----     -----     -----
Cost of operations:
     Cost of revenues                       95.9      96.7      95.8      96.8
     Selling, general and administrative
       expenses                              1.8       1.2       1.9       1.2
                                           -----     -----     -----     -----
         Total cost of operations           97.7      97.9      97.7      98.0
                                           -----     -----     -----     -----
Operating income                             2.3       2.1       2.3       2.0
Interest income, net of expense               .4       (.2)       .4       (.2)
                                           -----     -----     -----     -----
Income before income taxes                   2.7       1.9       2.7       1.8
Provision for income taxes                  (1.0)      (.7)     (1.0)      (.7)
                                           -----     -----     -----     -----
Net income                                   1.7%      1.2%      1.7%      1.1%
                                           =====     =====     =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Our revenues for the three months ended September 30, 1999 increased by $253.5 million, or 140%, compared to revenues for the three months ended September 30, 1998. Approximately 83% of the increase in revenues was attributable to a 59% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new customers including the services agreement with Foundation Health Systems, Inc. ("FHS"). Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. Approximately 12% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. This increase was primarily attributable to the acquisition of Foundation Health Pharmaceutical Services ("FHPS") and the addition of other new customers. The remaining 5% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 25% increase in the number of mail prescriptions dispensed.

     COST OF REVENUES. Our cost of revenues for the three months ended September 30, 1999 increased by $246.8 million, or 142%, compared to the same period in 1998. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 96.7% in the three months ended September 30, 1999 compared to 95.9% in the same period in 1998. Revenues from claims processing services generate lower margins than revenues from our other services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the three months ended September 30, 1999 increased by $2.0 million, or 60%, compared to the same period in 1998. This increase was primarily the result of our acquisition of FHPS and the related amortization expense associated with the intangible assets acquired. In addition, further expansion in management, sales and marketing contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 1.8% for the three months ended September 30, 1998 to 1.2% in the same period in 1999 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for the three months ended September 30, 1999 increased $1.5 million compared to the same period in 1998. Interest expense increased as the result of the acquisition of FHPS on March 31, 1999 and the related bank borrowings throughout the quarter ended September 30, 1999. No debt was outstanding in the quarter ended September 30, 1998.

     INCOME TAXES. For the three months ended September 30, 1999 and 1998 our recorded income tax expense approximated an effective tax rate of 38%.

     NET INCOME PER SHARE. We reported diluted net income per share of $.41 per share for the three months ended September 30, 1999 compared to $.27 per share for the same period in 1998. The weighted average shares outstanding were 11.5 million and 12.3 million for the three months ended September 30, 1998 and 1999, respectively. The increase in the weighted average shares resulted primarily from the increase in our stock price which has resulted in more options and warrants becoming dilutive securities. (See Note 2 for calculation.)

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1998

     REVENUES. Our revenues for the six months ended September 30, 1999 increased by $505.6 million, or 146%, compared to revenues for the six months ended September 30, 1998. Approximately 82% of the increase in revenues was attributable to a 64% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new customers including the services agreement with FHS. Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. Approximately 13% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. This increase was primarily attributable to the acquisition of FHPS and the addition of other new customers. The remaining 5% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 31% increase in the number of mail prescriptions dispensed.

     COST OF REVENUES. Our cost of revenues for the six months ended September 30, 1999 increased by $493.0 million, or 149%, compared to the same period in 1998. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 96.8% in the six months ended September 30, 1999 compared to 95.8% in the same period in 1998. Revenues from claims processing services generate lower margins than revenues from our other services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the six months ended September 30, 1999 increased by $3.6 million, or 55%, compared to the same period in 1998. This increase was primarily the result of our acquisition of FHPS and the related amortization expense associated with the intangible assets acquired. In addition, further expansion in management, sales and marketing contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 1.9% for the six months ended September 30, 1998 to 1.2% in the same period in 1999 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for the six months ended September 30, 1999 increased $2.9 million compared to the same period in 1998. Interest expense increased as the result of the acquisition of FHPS on March 31, 1999 and the related bank borrowings throughout the six months ended September 30, 1999. No debt was outstanding in the quarter ended September 30, 1998.

     INCOME TAXES. For the six months ended September 30, 1999 and 1998 our recorded income tax expense approximated an effective tax rate of 38%.

     NET INCOME PER SHARE. We reported diluted net income per share of $.79 per share for the six months ended September 30, 1999 compared to $.51 per share for the same period in 1998. The weighted average shares outstanding were 11.6 million and 12.2 million for the six months ended September 30, 1998 and 1999, respectively. The increase in the weighted average shares resulted primarily from the increase in our stock price which has resulted in more options and warrants becoming dilutive securities. (See Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, we had working capital of $7.9 million. Our net cash provided by operating activities was $8.9 million for the six months ended September 30, 1999 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the six months ended September 30, 1999 we used cash of $8.0 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

    Historically, we have been able to fund our operations and continued growth through cash flow from operations. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we successfully continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans. As of September 30, 1999, $50.0 million was outstanding under the credit facility.

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

    The potential impact of the year 2000 issue depends not only on the corrective measures we have undertaken, but also on the ways in which the year 2000 issue is addressed by third parties with whom we interact or upon whom we are dependent, including individual retail pharmacies, health plan sponsors and pharmaceutical manufacturers. We believe that our greatest risk with respect to year 2000 issues relates to failures by third parties to be year 2000 compliant. We cannot make any assurance that the software and systems of other companies with which we transact business will become year 2000 compliant in a timely manner. Any such failures could have a material adverse effect on our systems and operations. With respect to the systems we directly use, we believe our greatest exposure to the year 2000 issue involves our claims processing operations, which rely on computers to process prescription claims. We have installed a vendor upgrade and have had this system certified by a third party. However, any failure of these systems to be year 2000 compliant may have a material adverse effect on us.

    In the quarter ending September 30, 1999, we completed contingency plans including reaction to worst-case scenarios. This document will continue to be improved upon and added to through the remainder of 1999 to more fully address risks both internal to our business processes and those presented from interaction with business partners. Due to the inability to predict all of the potential problems that may arise from the year 2000 issue, we cannot be sure that we will be able to anticipate all contingencies.

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

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.               EXHIBITS
-----------               --------

3.1*            ---       Amended and Restated Certificate of Incorporation

3.2*            ---       Amended and Restated Bylaws

10.1***         ---       Employment Agreement entered into between the Company
                          and David A. George dated as of March 1, 1999

10.2***         ---       First Amendment to Employment Agreement entered into
                          between the Company and Joseph J. Filipek, Jr. as of April 1, 1999.

22**            ---       Definitive Proxy Statement (as amended) pursuant to
                          Section 14(a) of the Securities Exchange Act of 1934

27***           ---       Financial Data Schedule

* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed on October 22, 1999 (No. 000-21447).

*** Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ADVANCE PARADIGM, INC.
                                  (Registrant)



Date: November 10, 1999           By:      /s/ David D. Halbert
                                     ---------------------------------
                                  David D. Halbert, Chief Executive Officer,
                                  Chairman of the Board and President



Date: November 10, 1999           By:      /s/ Danny Phillips
                                     -----------------------------------------
                                  Danny Phillips, Chief Financial Officer,
                                  Senior Vice President, Secretary and
                                  Treasurer (Principal Financial and
                                  Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.               DESCRIPTION
----------                -----------
3.1*            ---       Amended and Restated Certificate of Incorporation

3.2*            ---       Amended and Restated Bylaws

10.1***         ---       Employment Agreement entered into between the Company
                          and David A. George dated as of March 1, 1999

10.2***         ---       First Amendment to Employment Agreement entered into
                          between the Company and Joseph J. Filipek, Jr. as of
                          April 1, 1999.

22**            ---       Definitive Proxy Statement (as amended) pursuant to
                          Section 14(a) of the Securities Exchange Act of 1934

27***           ---       Financial Data Schedule

* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed on October 22, 1999 (No. 000-21447).

*** Filed herewith.