Form 10-Q
period 1999-12-31
ADVANCE PARADIGM INC
filed 2000-02-11
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

                    Common stock, $.01 par value: 21,448,940
                       outstanding as of February 11, 2000

                             ADVANCE PARADIGM, INC.


                       INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                        PAGE
           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           December 31, 1999 and March 31, 1999                           2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months and Nine Months Ended
                           December 31, 1999 and 1998                                     3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Nine Months Ended
                           December 31, 1999 and 1998                                     4

                      D.   Notes to Condensed Consolidated Financial Statements           5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 8


PART II.   OTHER INFORMATION                                                             13


SIGNATURES                                                                               15

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        March 31, 1999         December 31, 1999
                                                                        --------------         -----------------
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $   42,492,000            $   49,624,000
   Accounts receivable, net of allowance for doubtful accounts of
     $371,000 and $389,000, respectively                                   107,582,000               182,346,000
   Inventories                                                               4,015,000                 6,797,000
   Prepaid expenses and other                                                1,651,000                 4,065,000
                                                                        --------------            --------------
     Total current assets                                                  155,740,000               242,832,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $8,540,000 and $11,965,000, respectively             15,155,000                26,183,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,191,000 and $5,106,000, respectively                                 105,041,000               102,126,000
OTHER ASSETS                                                                   897,000                 3,042,000
                                                                        --------------            --------------
     Total assets                                                       $  276,833,000            $  374,183,000
                                                                        ==============            ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $  148,979,000            $  223,878,000
   Accrued salaries and benefits                                             3,780,000                 4,908,000
   Income taxes payable                                                           ----                 2,083,000
   Other accrued expenses                                                    1,870,000                 2,226,000
                                                                        --------------            --------------
     Total current liabilities                                             154,629,000               233,095,000
NONCURRENT LIABILITIES:
   Long-term debt                                                           50,000,000                50,000,000
   Deferred income taxes                                                     2,597,000                 3,606,000
   Other noncurrent liabilities                                                546,000                   525,000
                                                                        --------------            --------------
     Total liabilities                                                     207,772,000               287,226,000
                                                                        --------------            --------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000
     shares authorized; 21,056,898 and 21,213,556
     shares issued and outstanding, respectively                               105,000                   212,000
   Additional paid-in capital                                               48,928,000                51,879,000
   Retained earnings                                                        20,028,000                34,866,000
                                                                        --------------            --------------
     Total stockholders' equity                                             69,061,000                86,957,000
                                                                        --------------            --------------
     Total liabilities and stockholders' equity                         $  276,833,000            $  374,183,000
                                                                        ==============            ==============




                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended December 31,      Nine Months Ended December 31,
                                                ---------------------------------    ---------------------------------
                                                      1998              1999               1998              1999
                                                ---------------   ---------------    ---------------   ---------------

Revenues                                        $   200,205,000   $   553,374,000    $   545,645,000   $ 1,404,373,000
                                                ---------------   ---------------    ---------------   ---------------

Cost of operations:
Cost of revenues                                    192,161,000       538,065,000        523,030,000     1,361,930,000
Selling, general and
   administrative expenses                            3,498,000         5,937,000         10,073,000        16,116,000
                                                ---------------   ---------------    ---------------   ---------------
           Total cost of operations                 195,659,000       544,002,000        533,103,000     1,378,046,000
                                                ---------------   ---------------    ---------------   ---------------
Operating income                                      4,546,000         9,372,000         12,542,000        26,327,000
Interest income                                         695,000           178,000          2,169,000           630,000
Interest expense                                           --            (974,000)              --          (2,853,000)
                                                ---------------   ---------------    ---------------   ---------------

Income before income taxes                            5,241,000         8,576,000         14,711,000        24,104,000
Provision for income taxes                            1,991,000         3,259,000          5,590,000         9,160,000
                                                ---------------   ---------------    ---------------   ---------------
Net income                                      $     3,250,000   $     5,317,000    $     9,121,000   $    14,944,000
                                                ===============   ===============    ===============   ===============

Basic
Net income per share                            $          0.16   $          0.25    $          0.45   $          0.71
                                                ===============   ===============    ===============   ===============
Weighted average
   shares outstanding                                20,622,152        21,213,556         20,320,088        21,174,499
                                                ===============   ===============    ===============   ===============

Diluted

Net income per share                            $          0.14   $          0.22    $          0.39   $          0.61
                                                ===============   ===============    ===============   ===============
Weighted average
   shares outstanding                                23,205,898        24,156,589         23,197,148        24,368,196
                                                ===============   ===============    ===============   ===============

                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended December 31,
                                                                    ------------------------------
                                                                         1998             1999
                                                                     -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   9,121,000   $  14,944,000
   Adjustments to reconcile net income to
     net cash provided by operating activities -
     Depreciation and amortization                                       2,434,000       6,340,000
     Provision for doubtful accounts                                        18,000          18,000
     Change in certain assets and liabilities -
       Accounts receivable                                             (12,595,000)    (74,782,000)
       Inventories                                                      (3,190,000)     (2,782,000)
       Prepaid expenses
         and other assets                                                 (177,000)     (2,443,000)
       Accounts payable, accrued expenses
         and other noncurrent liabilities                               38,190,000      79,454,000
                                                                      ------------   -------------
       Net cash provided by operating activities                        33,801,000      20,749,000
                                                                      ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (5,204,000)    (14,453,000)
   Purchase of subsidiary, net of cash acquired                        (24,701,000)             --
                                                                      ------------   -------------
   Net cash used for investing activities                              (29,905,000)    (14,453,000)
                                                                      ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Common Stock                              724,000         836,000
   Proceeds from borrowings                                                     --      18,000,000
   Payments on long-term obligations                                            --     (18,000,000)
                                                                      ------------   -------------
   Net cash provided by financing activities                               724,000         836,000
                                                                      ------------   -------------
INCREASE IN CASH                                                         4,620,000       7,132,000
CASH AND CASH EQUIVALENTS, beginning of period                          58,342,000      42,492,000
                                                                      ------------   -------------
CASH AND CASH EQUIVALENTS, end of period                              $ 62,962,000   $  49,624,000
                                                                      ============   =============


                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 1999 and 1998 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 1999. The results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

2. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows:


                                             THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                   1998            1999             1998            1999
                                             --------------  --------------    --------------  --------------

BASIC
Numerator:

Net income                                   $    3,250,000     $ 5,317,000       $ 9,121,000     $14,944,000
                                             ==============     ===========       ===========     ===========

Denominator:

Weighted average common
   stock outstanding                             20,622,152      21,213,556        20,320,088      21,174,499
                                             ==============     ===========       ===========     ===========

Net income per share                         $         0.16     $      0.25       $      0.45     $      0.71
                                             ==============     ===========       ===========     ===========


DILUTED
Numerator:

Net income                                   $    3,250,000     $ 5,317,000       $ 9,121,000     $14,944,000
                                             ==============     ===========       ===========     ===========

Denominator:

Weighted average common                          20,622,152      21,213,556        20,320,088      21,174,499
   stock outstanding

Other dilutive securities:
Series B preferred stock                                 --              --            97,680              --
Options and warrants using the
  treasury stock method                           2,583,746       2,943,033         2,779,380       3,193,697

                                             --------------     -----------       -----------     -----------
Weighted average shares outstanding              23,205,898      24,156,589        23,197,148      24,368,196
                                             ==============     ===========       ===========     ===========

Net income per share                         $         0.14     $      0.22       $      0.39     $      0.61
                                             ==============     ===========       ===========     ===========


3. INCOME TAXES

     In the three months and nine months ended December 31, 1998 and 1999, the Company's recorded income tax expense approximated an effective tax rate of 38%.


4. ACQUISITIONS

     On March 31, 1999, the Company acquired the outstanding stock of Foundation Health Pharmaceutical Services ("FHPS") for $70 million in cash and warrants to purchase 400,000 shares of its $0.01 par value common stock. The acquisition has been accounted for using the purchase method of accounting and the results of operations of FHPS have been included in the consolidated financial statements of the Company since April 1, 1999. The purchase price was allocated to Goodwill, certain customer contracts and other intangible assets.

     The following unaudited pro forma information presents the results of operations of the Company as if the FHPS acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):


                                              Three Months         Nine Months
                                                  Ended               Ended
                                             December 31, 1998  December 31, 1998
                                             -----------------  -----------------
Revenues                                       $   220,125          $   610,813
Net income                                     $     3,247          $     9,764
Net income per share:
    Basic                                      $      0.16          $      0.48
    Diluted                                    $      0.14          $      0.42
Weighted average shares outstanding:
    Basic                                       20,622,152           20,320,088
    Diluted                                     23,205,898           23,197,148

5. CONCENTRATION OF BUSINESS

     Effective April 1, 1999, the Company entered into a Pharmacy Benefit Services Agreement with Foundation Health Systems, Inc. ("FHS"). Under the terms of the Service Agreement the Company provides pharmacy services to FHS' affiliated health plans. In the nine months ended December 31, 1999, the revenues generated under the service contract with FHS and by the non-affiliated FHPS customers accounted for approximately 41% of the Company's revenues.

6. DEBT

     On March 31, 1999, the Company entered into a senior credit facility with a group of lenders. The credit facility consists of a $75 million, three-year revolving credit facility. The Company borrowed $50 million under the credit facility to fund the acquisition of FHPS. As of December 31, 1999, $50 million was outstanding under the credit facility.

7. STOCK SPLIT

     On October 12, 1999, the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information contained throughout this Form 10-Q has been adjusted to reflect the impact of the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues.


                                                   Three Months                 Nine Months
                                                Ended December 31,            Ended December 31,
                                                ------------------            ------------------
                                                 1998         1999             1998         1999
                                                ------       ------           ------       ------
Data Services                                    68.1%        78.2%            67.7%        77.0%
Mail Services                                    15.8          8.9             16.3          9.4
Clinical Services                                16.1         12.9             16.0         13.6
                                               ------       ------           ------       ------
Total Revenues                                  100.0        100.0            100.0        100.0
                                               ------       ------           ------       ------
Cost of operations:
     Cost of revenues                            96.0         97.2             95.9         97.0
     Selling, general and administrative
       expenses                                   1.7          1.1              1.8          1.1
                                               ------       ------           ------       ------
         Total cost of operations                97.7         98.3             97.7         98.1
                                               ------       ------           ------       ------
Operating income                                  2.3          1.7              2.3          1.9
Interest income, net of expense                    .3          (.1)              .4          (.2)
                                               ------       ------           ------       ------
Income before income taxes                        2.6          1.6              2.7          1.7
Provision for income taxes                       (1.0)         (.6)            (1.0)         (.7)
                                               ------       ------           ------       ------
Net income                                        1.6%         1.0%             1.7%         1.0%
                                               ======       ======           ======       ======




THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     REVENUES. Our revenues for the three months ended December 31, 1999 increased by $353.2 million, or 176%, compared to revenues for the three months ended December 31, 1998. Approximately 84% of the increase in revenues was attributable to a 70% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new customers including the services agreement with Foundation Health Systems, Inc. ("FHS"). Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. Approximately 11% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. This increase was primarily attributable to the acquisition of Foundation Health Pharmaceutical Services ("FHPS") and the addition of other new customers. The remaining 5% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 39% increase in the number of mail prescriptions dispensed.

     COST OF REVENUES. Our cost of revenues for the three months ended December 31, 1999 increased by $345.9 million, or 180%, compared to the same period in 1998. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 97.2% in the three months ended December 31, 1999 compared to 96.0% in the same period in 1998. Revenues from claims processing services generate lower margins than revenues from our other services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the three months ended December 31, 1999 increased by $2.4 million, or 70%, compared to the same period in 1998. This increase was primarily the result of our acquisition of FHPS and the related amortization expense associated with the intangible assets acquired. In addition, further expansion in management, sales and marketing contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 1.7% for the three months ended December 31, 1998 to 1.1% in the same period in 1999 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for the three months ended December 31, 1999 increased $1.5 million compared to the same period in 1998. Interest expense increased as the result of the acquisition of FHPS on March 31, 1999 and the related bank borrowings throughout the quarter ended December 31, 1999. No debt was outstanding in the quarter ended December 31, 1998.

     INCOME TAXES. For the three months ended December 31, 1999 and 1998 our recorded income tax expense approximated an effective tax rate of 38%.

     NET INCOME PER SHARE. We reported diluted net income per share of $.22 per share for the three months ended December 31, 1999 compared to $.14 per share for the same period in 1998. The weighted average shares outstanding were 23.2 million and 24.2 million for the three months ended December 31, 1998 and 1999, respectively. The increase in the weighted average shares resulted primarily from the increase in our stock price which has resulted in more options and warrants becoming dilutive securities. (See Note 2 for calculation.)

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     REVENUES. Our revenues for the nine months ended December 31, 1999 increased by $858.7 million, or 157%, compared to revenues for the nine months ended December 31, 1998. Approximately 83% of the increase in revenues was attributable to a 66% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed throughout the last twelve months with new customers including the services agreement with FHS. Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. Approximately 12% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. This increase was primarily attributable to the acquisition of FHPS and the addition of other new customers. The remaining 5% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 34% increase in the number of mail prescriptions dispensed.

     COST OF REVENUES. Our cost of revenues for the nine months ended December 31, 1999 increased by $838.9 million, or 160%, compared to the same period in 1998. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 97.0% in the nine months ended December 31, 1999 compared to 95.9% in the same period in 1998. Revenues from claims processing services generate lower margins than revenues from our other services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the nine months ended December 31, 1999 increased by $6.0 million, or 60%, compared to the same period in 1998. This increase was primarily the result of our acquisition of FHPS and the related amortization expense associated with the intangible assets acquired. In addition, further expansion in management, sales and marketing contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 1.8% for the nine months ended December 31, 1998 to 1.1% in the same period in 1999 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for the nine months ended December 31, 1999 increased $4.4 million compared to the same period in 1998. Interest expense increased as the result of the acquisition of FHPS on March 31, 1999 and the related bank borrowings throughout the nine months ended December 31, 1999. No debt was outstanding in the quarter ended December 31, 1998.

     INCOME TAXES. For the nine months ended December 31, 1999 and 1998 our recorded income tax expense approximated an effective tax rate of 38%.

     NET INCOME PER SHARE. We reported diluted net income per share of $.61 per share for the nine months ended December 31, 1999 compared to $.39 per share for the same period in 1998. The weighted average shares outstanding were 23.2 million and 24.4 million for the nine months ended December 31, 1998 and 1999, respectively. The increase in the weighted average shares resulted primarily from the increase in our stock price which has resulted in more options and warrants becoming dilutive securities. (See Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had working capital of $9.7 million. Our net cash provided by operating activities was $20.7 million for the nine months ended December 31, 1999 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the nine months ended December 31, 1999 we used cash of $14.5 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we successfully continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans. As of December 31, 1999, $50.0 million was outstanding under the credit facility.

YEAR 2000

     On January 1, 2000, the Company's systems performed appropriately, and we do not anticipate any Year 2000 compliance problems. However, we will continue to monitor all Year 2000 related issues during the year.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on November 10, 1999. At the close of business on September 17, 1999, the record date of those entitled to vote at the meeting, there were 10,578,578 shares of Common Stock issued and outstanding.

Stephen L. Green and Michael D. Ware were re-elected directors of the Company to serve until the Annual Meeting of Stockholders in 2002 and until their respective successors are elected and qualified.

The stockholder vote for each director elected at the meeting was as follows:

                                                 Votes Cast              Votes
                                                    For                 Withheld
                                                 ----------             --------
          Stephen L. Green                       9,366,998              115,985
          Michael D. Ware                        9,353,498              129,485

     The stockholders also voted to approve an Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 (9,313,155 affirmative votes; 163,234 negative votes; 6,594 abstention votes).

     The stockholders also voted to approve an Amendment to the Advance Paradigm, Inc. Amended and Restated Incentive Stock Option Plan to increase the number of shares available for issuance thereunder from 2,359,000 to 3,359,000 (5,934,492 affirmative votes; 2,669,671 negative votes; 2,974 abstention votes).

     The stockholders also voted to approve the Company's Corporate Officer Incentive Plan (8,312,039 affirmative votes; 285,852 negative votes; 9,246 abstention votes).

     The stockholders also voted to ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the Company's current fiscal year (9,469,204 affirmative votes; 11,075 negative votes; 2,704 abstention votes)

Item 5 is not applicable.

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.                EXHIBITS
-----------                --------

3.1*            ---       Amended and Restated Certificate of Incorporation

3.2****         ---       Certificate of Amendment to the Amended and Restated Certificate of
                          Incorporation of the Company effective October 11, 1996

3.3****         ---       Certificate of Amendment to the Amended and Restated Certificate of
                          Incorporation of the Company effective November 12, 1999

3.4*            ---       Amended and Restated Bylaws

4***            ---       Form of Stock Certificate of common stock of the Company

22**            ---       Definitive Proxy Statement (as amended) pursuant to Section 14(a) of the Securities Exchange Act of 1934

27****          ---       Financial Data Schedule

* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed on October 22, 1999 (No. 000-21447).

*** Previously filed in connection with the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1997 (No. 000-21447)

**** Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADVANCE PARADIGM, INC.
                                    (Registrant)



Date: February 11, 2000         By:   /s/ DAVID D. HALBERT
                                      ------------------------------------------
                                      David D. Halbert, Chief Executive Officer,
                                      Chairman of the Board and President



Date: February 11, 2000         By:  /s/ DANNY PHILLIPS
                                     -------------------------------------------
                                     Danny Phillips, Chief Financial Officer,
                                     Senior Vice President, Secretary and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NUMBER             EXHIBITS
-----------------          --------
3.1*            ---       Amended and Restated Certificate of Incorporation

3.2****         ---       Certificate of Amendment to the Amended and Restated Certificate of
                          Incorporation of the Company effective October 11, 1996

3.3****         ---       Certificate of Amendment to the Amended and Restated Certificate of
                          Incorporation of the Company effective November 12, 1999

3.4*            ---       Amended and Restated Bylaws

4***            ---       Form of Stock Certificate of common stock of the Company

22**            ---       Definitive Proxy Statement (as amended) pursuant to Section 14(a) of the Securities Exchange Act of 1934

27****          ---       Financial Data Schedule

* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed on October 22, 1999 (No. 000-21447).

*** Previously filed in connection with the Company's Annual report on Form 10-K for the fiscal year ended March 31, 1997 (No. 000-21447)

**** Filed herewith.
                                       16