Form 10-K405
period 2000-03-31
ADVANCE PARADIGM INC
filed 2000-06-29
CIK 1012956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 2000 as reported on the Nasdaq National Market, was approximately $284,751,492.

       As of May 31, 2000, Registrant had outstanding 21,520,572 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.


================================================================================

ITEM 1.  BUSINESS

OVERVIEW

    Advance Paradigm, Inc. is a leading provider of health improvement services, offering its clients a comprehensive array of pharmacy benefit management, disease management, clinical trials and research, web-based marketing support and other health-related programs. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall health benefit costs. We generate revenues from providing services to two primary customer groups: health benefit plan sponsors and pharmaceutical manufacturers. The broad range of health plan sponsors we market to includes Blue Cross Blue Shield plans and other managed care organizations, third-party administrators of health plans, insurance companies, government agencies, employer groups and labor union-based trusts. We currently serve an estimated
27.5 million individuals enrolled in our customers' plans. We provide our clinical research services primarily to pharmaceutical manufacturers. We also work closely with pharmaceutical manufacturers in negotiating lower drug prices for our health plan sponsor customers.

    In the year ended March 31, 2000 ("fiscal year 2000"), we further enhanced our health benefit management services with an investment in Consumer Health Interactive, a provider of web-based marketing and operational solutions for health plan sponsors. During fiscal year 2000 we also completed the integration of Foundation Health Pharmaceutical Services, a pharmacy benefit management subsidiary of Foundation Health Systems that we acquired on March 31, 1999.

INDUSTRY BACKGROUND

    National health care expenditures are expected to total $2.2 trillion and reach 16.2 percent of Gross Domestic Product by 2008, with growth in health spending projected to average 1.8 percentage points above the growth rate of GDP for the ten year period ending 2008, according to the Health Care Financing administration.

    Prescription drug costs are expected to remain one of the fastest growing components of health care costs. The Health Insurance Association of America, in conjunction with the national BlueCross BlueShield Association, issued in April 2000 preliminary projections on pharmaceutical spending. Based on expenditure data for the most frequently prescribed drugs from 1989 to 1998, the study predicts that pharmaceutical spending will increase by more than 15 percent annually over the next five years, from $105 billion in 1999 to $212 billion in 2004. The study predicts that $42.8 billion of the increase will be attributed to drugs currently in development, and the remaining $64.2 billion will be attributable to price increases and higher utilization of currently available drugs.

    We believe a number of factors will contribute to this trend, including:

    o increased expenditures on new drug development;

    o an increase in new drug introductions as a result of shorter approval cycles by the U.S. Food and Drug Administration;

    o relatively higher prices for new drugs;

    o an aging population;

    o increased direct-to-consumer advertising by pharmaceutical manufacturers including growing use of Internet as a promotional channel;

    o growing use of pharmaceuticals as first line of attack in disease treatment; and

    o increased availability of pharmacy benefits to health plan members.

    The concept of managed care originally developed in response to escalating health care costs. Health plan sponsors hoped that by exercising more control over health care delivery, they could control costs. Pharmacy benefit managers emerged to offer health plan sponsors a more efficient and less costly means of managing their members' drug use from both an economic (i.e., cost-savings) and clinical quality of care perspective. In recent years, managed care has begun to evolve from a short-term, cost driven model to a long-term, medical outcomes-based model, where the overall cost and quality of patient care is considered by the health plan sponsor. Health benefit managers like us have emerged to assist health plan sponsors with the challenges of this new model of member care.

OUR STRATEGY

    Our mission is to improve the quality of care delivered to health plan members while helping plan sponsors reduce overall health benefit costs. Our strategy is to develop and implement clinical programs that manage large patient populations more efficiently and effectively than is possible for an individual health plan. In order to implement our strategy, we plan to:

    o Increase our core pharmacy benefit management customer base. We believe that increased size will allow us to achieve economies of scale and pass lower costs on to our customers. We have successfully increased the number of individuals served by our programs from an estimated 5.2 million in 1995 to an estimated 27.5 million on April 1, 2000. We plan to continue to grow this customer base by marketing our comprehensive service offerings to a broader range of health plan sponsors.

    o Expand our disease management services. We have two strategies for growing these services. First, we have the opportunity to cross-sell existing disease management services to our pharmacy benefit management customers. Second, we plan to enhance and expand our disease management programs, leveraging our clinical expertise and Internet capabilities.

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

        o augment our clinical research capabilities; or

        o expand our Internet offerings.

    To date, we have successfully completed a number of acquisitions including Innovative Medical Research, Inc., Baumel-Eisner Neuromedical Institute, Inc. and Foundation Health Pharmaceutical Services. In addition, we acquired 19 percent of Consumer Health Interactive, Inc., which provides web-based marketing and operational solutions for health plan sponsors.

    o Develop our Internet capabilities. While we currently offer a basic set of services on the Internet, we plan to dramatically broaden these offerings and expand access to our Internet site. Our future Internet initiatives may offer expanded breadth and depth of medical content to our health plan sponsor customers for use on their Internet sites, additional on-line services for members and empower consumers by involving them more directly in their medical care.

HEALTH BENEFIT MANAGEMENT SERVICES

    PHARMACY BENEFIT MANAGEMENT. We offer a broad range of clinical, data and mail services to our customers through our pharmacy benefit management programs. Our pharmacy benefit management customer base included over 1,200 health plan sponsors at March 31, 2000. In total, we managed over $6.0 billion in gross drug expenditures and over 165 million drug claims during the fiscal year.

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

    We encourage formulary compliance by both patients and prescribing physicians. Our customers' plans include features such as tiered copayments, which require a health plan member to pay higher amounts for non-formulary drugs in order to influence them to choose the drugs in the formulary. We attempt to influence physician prescribing patterns by analyzing physicians' prescribing behavior relative to physician peer groups and notifying them when their practices differ from peer group norms and medical best practices. We also provide our own educational materials to plan physicians, pharmacists and health plan sponsors.

    DATA SERVICES. Through our data services operations, we process the prescription claims for health plan sponsors. We have increased the number of claims processed from approximately 1.5 million claims in fiscal year 1995 to over 81 million claims in fiscal year 2000.

    We administer a network of over 58,000 retail pharmacies that have agreed to provide prescription drugs to individual members of our customers' health plans at predetermined negotiated rates. Generally, we believe these rates are more favorable than typical retail prices. The retail pharmacies in the network are linked to us through our on-line claims processing system. Our on-line system provides pharmacists with the following information:

    o verification of whether the individual is eligible for benefits;

    o the prescription benefits the individual's health plan has selected;

    o the individual's co-payment obligation;

    o the amount the pharmacy can expect to receive as reimbursement for its services;

    o an alert message to warn the pharmacist of possible interactions, including drug-drug, drug-food, drug-age, and drug-pregnancy interactions; and

    o whether the drug to be dispensed is included on the health plan's formulary.

    MAIL SERVICES. Currently, our mail pharmacy operations dispense over 140,000 prescriptions per month, typically in the form of a three month supply of medications for chronic conditions. We believe that our mail pharmacy reduces costs to health plan sponsors by buying drugs at volume discounts and dispensing generic and therapeutic drug substitutes when appropriate. In addition, our control over the dispensing process allows us to improve patient compliance through methods such as calling members when they neglect to refill important prescriptions.

    Our mail pharmacy operations are located in an approximately 38,000 square foot building we own in Richardson, Texas. Our mail service dispensing process is highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To ensure accurate dispensing of prescriptions, our mail service system is equipped with automated quality control features, and each prescription is inspected by a registered pharmacist.

    While the vast majority of prescriptions are currently submitted by mail, we are expanding our Internet capabilities to take advantage of the growth we anticipate in this area. See "Internet strategy."

    DISEASE MANAGEMENT. Our disease management programs are designed to help health plan sponsors manage the cost and treatment of specific chronic diseases. We believe our disease management programs help improve medical outcomes and lower the cost of health care delivery for our customers through our interaction with patients and physicians. These programs are designed to monitor the entire contracted population and intervene when individuals demonstrate symptoms of a disease or high risk indications.

    We currently market disease programs for cardiovascular secondary risk reduction, asthma, diabetes, h. pylori, heart failure, depression and hypertension as well as a program to promote drug therapy compliance in critical therapeutic areas. Currently we have 8.6 million eligible members who are enrolled in health plans participating in one or more of these programs. Our disease management programs typically have five principal elements:

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

INTERNET STRATEGY

    During fiscal year 2000 we launched a major e-health portal, BuildingBetterHealth.com. This internet-based offering includes our on-line drugstore, AdvanceRx.com, which enables covered individuals to:

    o order refills of pharmaceuticals;

    o check the status of pharmacy orders;

    o locate network pharmacies; and

    o review formulary information.

    We expanded our on-line pharmacy's product offerings to include the ability to order over-the-counter drugs, health and beauty products, vitamins and similar products, encompassing approximately 12,000 different SKU's.

    More significantly, BuildingBetterHealth.com also enables our clients to offer their members convenient access to medical and drug encyclopedias, information about diseases, wellness, pregnancy and lifestyle, current news articles about healthcare developments, and similar content. Through our investment in Consumer Health Interactive and our BuildingBetterHealth platform, we can provide our clients with a co-branded website or a completely customized, private-label health-oriented website, with services ranging from site development to pre- and post-launch marketing. Working with our clients, we leverage the medical and drug data from their members' profiles to deliver personalized, relevant health information and services. Our future Internet initiatives may offer broader medical content to our health plan sponsor customers for use on their Internet sites and empower consumers by involving them more directly in their medical care via potential services such as:

    o disease-specific chat rooms and information;

    o patient and member surveys;

    o personalized refill reminders;

    o monitoring of patient drug use; and

    o recruitment of patients and physicians for clinical trials.

SALES, MARKETING AND CUSTOMER SERVICE

    The sales process for health benefit management services usually lasts a minimum of six to nine months, and sometimes can extend for a year or longer. We initiate our sales process with our large customers at the most senior levels of our company. A staff of 20 sales representatives with a local presence in offices across the United States supports these senior level initiatives. We also have proposal development and marketing groups, supported by our clinical staff, that work with our team to prepare the analysis that supports our person-to-person sales effort. With this team approach, we are able to work with customers at multiple levels within their organizations and they have multiple contacts within ours.

    Once we have signed up the customer for our services, we commit to provide them with the highest level of customer support. For example, our benefits design group works with the customers to design the pharmacy benefits that the customers will provide to individuals in their plans. Once the plans are established, each customer has a dedicated representative who acts as the primary contact for the customer to call if there are any questions, concerns or suggestions regarding their plans. This representative will also lead the effort within our company to respond to customer requests, such as analyzing potential formulary adjustments, performing data analysis and addressing member eligibility issues. Finally, we commit to our customers that the individuals enrolled in their plans will receive high quality customer service. To fulfill this promise, we manage two advanced call centers with employees available to answer incoming calls 24 hours a day, seven days a week. As of May 31, 2000, we employ approximately 250 customer service representatives in these call centers.

CUSTOMERS

    A significant portion of our revenues result from contracts with customers. These contracts typically provide for multi-year terms, with automatic 12-month renewals unless either party terminates the contract by giving written notice before the automatic renewal date. Some of our contracts are terminable by either party on as little as 30 to 180 days notice. In fiscal year 2000, our top five customers accounted for 59% of our revenues. One of our customers, Foundation Health Systems, Inc. ("FHS"), accounted for approximately 38% of our revenues in fiscal year 2000. No other customer accounted for over 10% of our revenues in this period.

    Some of our major customers hold equity positions in our company in the form of common stock and warrants, which fosters the development of long-term strategic alliances. We believe this arrangement strengthens our ties to these customers.

COMPETITION

    Many of our customers put their contracts out for competitive bidding prior to renewal. We compete with a number of larger, national companies, including Caremark Rx, Inc., Express Scripts, Inc., an affiliate of NYLIFE HealthCare Management, Inc., Merck-Medco Managed

Care, LLC, a subsidiary of Merck & Co., Inc., a pharmaceutical manufacturer, and PCS Health Systems, Inc., a subsidiary of Rite-Aid Corporation, a national pharmacy chain. These competitors are significantly larger than we are and possess greater financial, marketing and other resources than we do. These competitors may possess purchasing and other advantages over us that may allow them to price competing services more aggressively than we can because of their size or other aspects of their businesses.

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

GOVERNMENT REGULATION

    Various aspects of our businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement for our company. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect our business. We cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care, or the business of pharmacy benefit management. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business or financial position.

    Among the federal and state laws and regulations that affect aspects of the pharmacy benefit management business are the following:

    FDA regulation. The U.S. Food and Drug Administration (the "FDA"), generally has authority under the Federal Food, Drug and Cosmetic Act ("FDCA") to regulate drug promotional materials that are disseminated "by or on behalf" of a pharmaceutical manufacturer. In January 1998, the FDA issued a Draft Guidance for Industry regarding the regulation of activities of pharmacy benefit managers that are directly or indirectly controlled by pharmaceutical manufacturers. In that draft guidance, the FDA purported to have the authority to hold pharmaceutical manufacturers responsible for the promotional activities of pharmacy benefit management companies, depending upon the nature and extent of the relationship between the pharmaceutical manufacturer and the pharmacy benefit management company. We and many other companies and associations commented to the FDA in writing regarding its authority to regulate the communications of pharmacy benefit management companies. In the fall of 1998, FDA withdrew the draft guidance, and stated that it would reconsider the basis for its issuance. To date, the FDA has not taken any further action on the issue. Although it appears that the FDA has changed its position regarding its ability to regulate the communications of pharmacy benefit management companies, there is no assurance that it will not revisit the issue and seek to assert the authority to regulate the communications of pharmacy benefit managers.

    FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product which is being studied, or the manufacturer which will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor's or clinical investigator's obligations related to the study of the drug. For example, in October 1998, the FDA announced that the agency would give Institutional Review Boards, independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of the clinical investigators, i.e., the physicians conducting the clinical trials.

    We believe that we meet all of our regulatory responsibilities with regard to our involvement in clinical trials. However, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. We cannot assure that the FDA will not at some point consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the FDCA are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties which include fines and imprisonment.

    Regulation of confidentiality of identifiable patient information. Government regulation of the use of identifiable patient information may increase in the near future. Numerous proposals have been circulated at the state and federal level. The programs that we offer our health plan customers are information based, and utilize aggregated and anonymous data, as well as patient-specific information, depending upon the needs of the customer. Our risks in this area arise from how Government restrictions on the use of patient identifiable information could adversely affect our ability to conduct disease management programs and outcomes studies, as well as the negative ramifications on our business growth strategy based on these programs.

    Federal and state legislation has been proposed, and some state laws have been enacted, to restrict the use and disclosure of identifiable medical information. To our knowledge, no legislation has been enacted that would prohibit our ability to conduct our current disease management or clinical research programs. However, there is no assurance that this will not occur in the future. In August of 1998, the Department of Health and Human Services ("HHS") issued proposed regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), that would set security standards for safeguarding patient-specific information. The final rule has not yet been published, but once in effect, it will impose an additional administrative burden on entities that store, utilize and transmit patient information, including pharmacy benefit managers.

    Moreover, in November of 1999, HHS proposed regulations pursuant to HIPAA regarding the confidentiality of patient-specific information that is stored or transmitted in electronic form. If finalized, the proposed regulations would impose extensive restrictions on the way health care providers, health plans, and health care information clearinghouses use and disclose individually identifiable health information. HHS has received a large number of comments to the proposed regulations and the timing and content of a final rule are not known. When the regulations are finalized, there will be a two-year implementation period within which industry must comply. Because of the complex and controversial nature of the proposed regulations, we cannot at this time predict what effect the final rule may have on us. There can be no assurance that the restrictions and duties imposed will not have a material adverse effect on our business, results of operations or financial condition.

    Anti-kickback laws. Subject to certain exceptions, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal health care program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal health care programs. Several states also have similar laws, known as "all payor" statutes, which apply anti-kickback prohibitions beyond services for which federal health care program payment may be made. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil sanctions and exclusion from participation in federal health care programs. State anti-kickback laws vary, and have rarely been addressed by courts. However, in several cases, courts have ruled that contracts that violate anti-remuneration laws are void as a matter of public policy.

    The federal anti-kickback statute has been interpreted broadly by courts; the Office of Inspector General ("OIG") within administrative tribunals. Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are "product conversion programs" in which benefits are given by pharmaceutical manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. These laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to physicians or pharmacists in connection with such programs.

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

    We believe that we are in substantial compliance with the legal requirements imposed by these laws and regulations, and we believe that there are material differences between the drug-switching programs that have been highlighted by the OIG and the programs we offer to our customers. To date, the anti-kickback statutes have not been applied to pharmacy benefit managers with regard to their negotiation of discounts, rebates and administrative fees from drug manufacturers in connection with drug purchasing and formulary management programs, or their contractual agreements with pharmacies that participate in their networks, or their relationships with their health plan customers. However, in June 1998, the Philadelphia United States Attorney's office announced that it was investigating rebates and other payments made by pharmaceutical manufacturers to pharmacy benefit managers, including whether these payments may violate anti-remuneration laws. To date, no specific prosecutions or settlements have been made public, but subpoenas have been issued to a number of pharmacy benefit managers and pharmaceutical manufacturers. We have not been served with a subpoena or otherwise been contacted in connection with this investigation. We believe that our programs are in compliance with the requirements imposed by the anti-kickback laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations, which could have a material adverse effect upon us.

    OIG study. The OIG Office of Evaluation and Inspections, which seeks to improve the effectiveness and efficiency of the Department of Health and Human Services programs, issued a report on pharmacy benefit management arrangements on April 15, 1997. The report was based primarily on a nationwide survey of HMOs that use pharmacy benefit managers, and examined the benefits of, and concerns raised by, the HMOs' relationships with pharmacy benefit managers.

    The report identified two major concerns, i.e., the potential for bias resulting from alliances of pharmacy benefit managers and pharmaceutical manufacturers and the lack of oversight by HMOs regarding the performance of pharmacy benefit managers in delivering quality services to health plan members. The report makes two main recommendations. First, the report recommended that the Health Care Financing Administration ("HCFA") and state Medicaid programs should include stronger oversight provisions in their risk contracts with HMOs by requiring HMOs to review the performance of the pharmacy benefit managers with which they contract. Second, the report recommended that the Health Care Financing Administration ("HCFA"), the FDA and the Health Resources and Services Administration, working with outside organizations, should develop quality measures for pharmacy practices that can be used in managed care settings.

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

    Direct regulation of pharmacy benefit managers. To our knowledge, no state has passed legislation that directly regulates pharmacy benefit managers in a comprehensive manner. A number of states, including California, New Jersey, Colorado, Texas and Virginia, have had such legislation introduced. If laws imposing comprehensive regulation on pharmacy benefit managers were enacted in a state where a significant portion of our business is located, they could adversely affect our business and operations.

    ERISA regulation. We have agreements to provide pharmacy benefit management services to a number of self-funded corporate health plans. These plans are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), which regulates employee pension and health benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. If we were deemed to be a fiduciary, we could potentially be subject to claims over benefit denials. In addition, we could also be subject to claims for breaching fiduciary duties in connection with the services we provide to the plan.

    ERISA prohibits a "party in interest" to a plan from engaging in certain types of transactions with the plan, including purchases, sales, and loans. Violations are subject to civil and criminal liability. By providing services to these plans, we are subject to the restrictions on a party in interest. We believe that we are in substantial compliance with these provisions of ERISA. However, there is no guarantee that the government would not challenge our practices.

    Consumer protection laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with drug switching programs. In addition, under a settlement agreement entered into with 17 states on October 25, 1995, Merck-Medco Managed Care, the pharmacy benefit management subsidiary of pharmaceutical manufacturer Merck & Co., agreed to require pharmacists affiliated with Merck-Medco Managed Care mail service pharmacies to disclose to physicians and patients the financial relationships between Merck & Co., Merck-Medco Managed Care and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with pharmaceutical manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements, and that our business practices are otherwise compliant with consumer protection laws. However, we could be subject to scrutiny or challenge under one or more of these laws.

    Network access legislation. A significant number of states have adopted some form of legislation affecting our ability to limit access to pharmacy provider networks or from removing network providers. Such legislation may require us, and our health plan customers, to admit any retail pharmacy willing to meet the plan's price and other terms for network participation; this legislation is sometimes referred to as "any willing provider" legislation. To date, we have not been materially affected by these statutes because we administer a large network of over 58,000 retail pharmacies and will admit any licensed pharmacy that meets our credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

    Formulary restrictions. A number of states have begun to actively regulate the management of prescription drug benefits. For example, some states have passed laws mandating coverage for certain categories of drug products, such as off-label uses of chemotherapeutic agents where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the establishment of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, availability of formulary listings, and a process for allowing enrollees to obtain non-formulary drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

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

    Legislation and regulation affecting drug prices. Some states have adopted legislation or regulations providing that a pharmacy participating in the state's Medicaid program must give the state the best price that the pharmacy makes available to any third party plan. These requirements are sometimes referred to as "most favored nation" payment systems. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation, if enacted in any state, may adversely affect our ability to negotiate discounts from network pharmacies.

    Recently, the government has given increased attention to how drug manufacturers develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (AWP), has come under criticism as not accurately reflecting prices actually charged and paid at the wholesale level. The House Commerce Committee is currently investigating the use of AWP for Medicaid reimbursement, and whether it has inflated drug expenditures by the Medicaid and Medicare programs. In addition, the Clinton administration, along with many states, has proposed changing the basis for calculating reimbursement of certain drugs by the Medicaid and Medicare programs. Instead of AWP as historically reported by First Data Bank, a company that specializes in the compilation of drug pricing information, the Government would use a different set of pricing data, also compiled by First Data Bank. These changes, and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicaid and Medicare, could affect our ability to negotiate discounts with manufacturers. In addition it may affect our relationships with pharmacies and with health plans. In some circumstances, they might also impact the reimbursement that our mail-order pharmacy receives from managed care organizations that contract with government health programs to provide prescription drug benefits.

    Medicare prescription drug benefit. Medicare reimbursement and coverage of prescription drugs could change significantly in the near future. Medicare presently covers only a limited number of outpatient prescription drugs, but legislative initiatives are being considered to expand Medicare coverage of drugs, in some instances as part of a broad reform of the Medicare program. Some proposals have included provisions for incorporating the services of pharmacy benefit managers into the program to control costs. We cannot assess at this stage whether such legislation will be approved or how it would address drug coverage or costs. Enactment of legislation to expand Medicare drug coverage could create broader markets for pharmacy benefit managers. Alternatively, it could have an adverse impact upon our business.

    Regulation of financial risk plans. Fee-for-service prescription drug plans are not generally subject to financial regulation by the states. However, if a pharmacy benefit manager offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. These laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations is a significant operational requirement for us, and could limit our flexibility to adopt alternative and novel fee arrangements with our customers.

    Mail pharmacy regulation. Our mail pharmacy operation distributes drugs throughout the country. The fulfillment center is presently located in Richardson, Texas, with an additional facility under construction in Pennsylvania. These pharmacies and their staff are or will be licensed in each state where our pharmacies are located. Many of the states into which we deliver pharmaceuticals and controlled substances have laws and regulations that require out-of-state mail service pharmacies to register with that state's board of pharmacy, or similar regulatory body, in order to mail drugs into the state. We have registered in every state, which, to our knowledge, requires such registration. In addition, some states require out-of-state mail service pharmacies to have a pharmacist at the mail order location who is licensed in the state to which the drugs are shipped, as well as meeting other standards. To the extent that such laws or regulations are applicable to us, we believe that we are in compliance with them.

     Some of the drugs that we distribute are classified as controlled substances, which are regulated by federal and state drug enforcement authorities. We are licensed by both United States and Texas authorities to do business as a pharmacy and distribute controlled substances. For our Pennsylvania facility, we will obtain such licensing as is required from that state.

    Other statutes and regulations also affect our mail pharmacy operations. The Health Care Financing Administration requires mail order pharmacies to provide toll-free numbers for patient counseling of Medicaid recipients residing out of state. However, we do not currently receive reimbursements from any state Medicaid programs. Congressional directives to provide useful information on prescription drugs to consumers may involve participation by mail order pharmacies in disseminating such information. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The United States Postal Service historically has exercised this statutory authority only with respect to controlled substances. Alternative means of delivery are available to us.

EMPLOYEES

    On May 31, 2000, we had 1,370 employees. None of our employees are represented by a labor union. In the opinion of management, our relationship with our employees is good.

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

RISK FACTORS

IF WE LOSE KEY HEALTH PLAN SPONSOR CUSTOMERS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

    We depend on a limited number of large health plan sponsor customers for a significant portion of our consolidated revenues. Our business, profitability and growth prospects could be adversely affected if we were to lose one or more of our significant customers. We could lose customers if we fail to win a competitive bid at the time of contract renewal or if our customers are acquired by companies who are not our customers. Our contracts with our customers generally do not have terms of more than three years, and in some cases are terminable by either party on as little as 30 to 180 days notice. Five customers accounted for approximately 59% of our revenues in fiscal year 2000. During this period, FHS accounted for approximately 38% of our consolidated revenues.

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

IF OUR BUSINESS CONTINUES TO GROW RAPIDLY AND WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS COULD SUFFER

    If we are unable to manage future expansion successfully or are unable to hire and retain the personnel needed to manage our business successfully, then our business, profitability and growth prospects could be adversely affected. Our business has grown rapidly in the last five years, with total revenues increasing from approximately $91.3 million in fiscal year 1995 to $2.0 billion in fiscal year 2000. If we continue to grow rapidly, we will need to hire additional senior and line management, increase our investment in employee recruitment and training, and expand our information processing and financial control systems. Our future operating results will depend in part on the ability of our officers and other key employees to continue to expand, train and effectively manage our employees as well as to improve our operations, customer support and financial control systems. Our future growth will also depend on our ability to access capital.

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

    Because of the factors listed above, we believe that our quarterly revenues, expenses and operating results may vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance. It is also likely that in some future quarters, our operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

IF THE PRICE OF OUR COMMON STOCK CONTINUES TO FLUCTUATE SIGNIFICANTLY, INVESTMENTS COULD BE ADVERSELY AFFECTED

    The price of our common stock has ranged from a low of $11.13 to a high of $34.75 in the year ended March 31, 2000, and has fluctuated as much as $16.25 in five trading days. The quoted price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. The quoted price of our common stock could fluctuate widely in response to:

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

IF WE LOSE PHARMACY NETWORK AFFILIATIONS, OUR BUSINESS COULD BE ADVERSELY
AFFECTED

    Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members' access to retail pharmacies and our business could be significantly impaired. In addition, Rite-Aid Corporation owns one of our major pharmacy benefit manager competitors, and other large retail pharmacy chains either own pharmacy benefit managers today or could attempt to acquire a pharmacy benefit manager in the future. Ownership of pharmacy benefit managers by retail pharmacy chains could have material adverse effects on our relationships with these pharmacy chains and on our business, profitability and growth prospects.

IF WE LOSE KEY EMPLOYEES ON WHOM WE DEPEND, IN PARTICULAR DAVID D. HALBERT, OUR BUSINESS COULD BE ADVERSELY AFFECTED

    We believe that our continued success will depend to a significant extent upon retaining the services of our senior management. Our business could be materially and adversely affected if we were to lose the services of Mr. David
D. Halbert, who is our Chairman of the Board and Chief Executive Officer, or other persons in senior management. Any of our senior management could seek other employment at any time. If we cannot attract, motivate and retain key employees, our business, profitability and growth prospects could suffer.

IF THERE ARE CHANGES IN FEDERAL OR STATE FINANCING AND REGULATION OF THE HEALTH CARE INDUSTRY, OUR CUSTOMERS MAY DELAY OR REDUCE THE PURCHASE OF OUR SERVICES

    During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation, on both the federal and state level. We cannot predict what effect, if any, these proposals might have on our business, profitability and growth prospects. Congress is currently considering proposals to change Medicare drug coverage and reimbursement policies, and both Congress and the states are considering legislation to increase governmental regulation of managed care plans. In addition, there is new attention to the pricing of prescription drug products, and how they are reimbursed by government programs. Changes have been put forward that would alter the calculation of drug prices for Federal programs, and likely reduce expenditures. These proposals may increase governmental involvement in health care and health benefit management services and otherwise change the way our customers do business. Health care organizations may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our health benefit management services.

IF LEGISLATIVE OR REGULATORY INITIATIVES RESTRICT OUR ABILITY TO USE PATIENT IDENTIFIABLE MEDICAL INFORMATION, OUR CLINICAL PROGRAMS AND OUR BUSINESS GROWTH STRATEGY BASED ON THESE SERVICES COULD BE ADVERSELY AFFECTED

    Through our disease management programs, we help our health plan sponsor customers identify individuals who will most benefit from the programs. Governmental restrictions on the use of patient identifiable information may hamper our ability to conduct disease management programs and medical outcomes studies and could adversely affect our business growth strategy based on these programs. Federal and state legislation has been proposed, and some state laws have been enacted, to restrict the use and disclosure of patient identifiable medical information. To our knowledge, no legislation has been enacted that would prohibit our ability to conduct our current disease management or clinical research programs. However, in August of 1998, the Department of Health and Human Services ("HHS") published proposed regulations setting standards for the security of patient-specific information. In November of 1999, HHS published proposed regulations on patient confidentiality, as required by the Health Insurance Portability and Accountability Act of 1996. The proposed rule would impose extensive restrictions on the way health care providers, health plans, and health care information clearinghouses use and disclose individually identifiable health information. The proposal has been controversial, and HHS has received a large number of comments. The provisions of the final rule may differ substantially from those that were proposed. The date at which a final rule will be published is not known.

    If the final rule substantially limits our ability to use and disclose individually-identifiable health care information, it could reduce or even eliminate our ability to offer disease management programs and other information-based products to our customers. Alternatively, if we can continue to offer these programs, the burden of regulatory compliance may increase significantly.

    Even without new legislation or regulations, individual health plan sponsor customers could prohibit us from including their patients' medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

IF GOVERNMENT LAWS OR REGULATIONS RELATING TO THE FINANCIAL RELATIONSHIPS BETWEEN PHARMACY BENEFIT MANAGERS AND PHARMACEUTICAL MANUFACTURERS ARE INTERPRETED AND ENFORCED IN A MANNER ADVERSE TO OUR PHARMACY BENEFIT MANAGEMENT AND DISEASE MANAGEMENT PROGRAMS, WE MAY BE SUBJECT TO ENFORCEMENT ACTIONS AND OUR BUSINESS OPERATIONS COULD BE MATERIALLY LIMITED

    In January 1998, the U.S. Food and Drug Administration ("FDA"), issued a Draft Guidance for Industry regarding the regulation of activities of pharmacy benefit managers that are directly or indirectly controlled by pharmaceutical manufacturers. In that draft guidance, the FDA purported to have the authority to hold pharmaceutical manufacturers responsible for the promotional activities of pharmacy benefit management companies, depending upon the nature and extent of the relationship between the pharmaceutical manufacturer and the pharmacy benefit management company. We and many other companies and associations commented to the FDA in writing regarding its authority to regulate the communications of pharmacy benefit management companies that are not owned by pharmaceutical manufacturers. In the fall of 1998,

FDA withdrew the guidance and stated that it would reconsider the basis for its issuance. To date, the FDA has not taken any further action. Although it appears that the FDA has changed its position regarding the ability to regulate the communications of pharmacy benefit management companies, there is no assurance that it will not re-examine the issue and seek to assert the authority to regulate the communications of such pharmacy benefit management companies.

    If our business arrangements are challenged under federal or state anti-kickback laws, it could have a material adverse effect upon our business, profitability and growth prospects. Federal anti-kickback laws generally prohibit the receipt or solicitation of payment in return for purchasing or ordering, or arranging for or recommending the purchasing or ordering of, items and services reimbursable by federal health care programs. To date, these laws have not been applied to prohibit the types of business arrangements we have with pharmaceutical manufacturers and health plan customers. However, courts and enforcement authorities that administer the anti-kickback laws have historically interpreted these laws broadly. Moreover, at least one United States Attorney's office has announced that it is investigating whether rebates and other payments made by pharmaceutical manufacturers to pharmacy benefit managers and health plans may violate the anti-kickback laws. In addition, anti-kickback laws have been used as a partial basis for investigations and lawsuits against other pharmacy benefit managers relating to financial incentives provided by pharmaceutical manufacturers.

IF GOVERNMENT LAWS OR REGULATIONS ARE INTERPRETED AND ENFORCED IN A MANNER ADVERSE TO OUR CLINICAL RESEARCH PROGRAMS, WE MAY BE SUBJECT TO ADMINISTRATIVE ENFORCEMENT ACTIONS, AS WELL AS CIVIL AND/OR CRIMINAL LIABILITY

    The conduct of clinical trials is regulated by the FDA under the authority of the Federal Food, Drug and Cosmetic Act and the related regulations. If government laws or regulations are interpreted and enforced in a manner adverse to our clinical research programs, we may be subject to administrative enforcement actions, as well as civil and/or criminal liability. In general, the sponsor of the drug product which is being studied, or the manufacturer which will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor's or clinical investigator's obligations related to the study of the drug. For example, in October 1998, the FDA announced that the agency would give Institutional Review Boards, which are independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of clinical investigators, i.e., the physicians who conduct the clinical trials.

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

IF WE SOLD OR LIQUIDATED OUR COMPANY, THE VALUE OF OUR INTANGIBLE ASSETS MAY NOT BE REALIZED

    At March 31, 2000, $101.2 million, or 26% of our total assets, consisted of intangible assets, primarily goodwill. These intangible assets are being amortized over an average period of 29 years. If we were to face a sale or liquidation, we cannot be sure that the value of our intangible assets will be realized. In addition, if the value of our intangible assets were to decrease significantly, the resulting write-offs could have a material adverse effect on our business, profitability and growth prospects.

ITEM 2.  PROPERTIES

------------------------------------- ----------------------------------- ----------------- --------------------------
USE                                   LOCATION                            SQUARE FOOTAGE    LEASE/OWN
------------------------------------- ----------------------------------- ----------------- --------------------------
Mail Service Pharmacy                 Richardson, Texas                   38,400            Own
------------------------------------- ----------------------------------- ----------------- --------------------------
Mail Service Pharmacy                 Wilkes-Barre, Pennsylvania          31,667            Lease Expires 02/15
------------------------------------- ----------------------------------- ----------------- --------------------------
Corporate Office                      Irving, Texas                       14,047            Lease expires 12/02
------------------------------------- ----------------------------------- ----------------- --------------------------
Corporate Office                      Irving, Texas                       24,000            Lease expires 04/09
------------------------------------- ----------------------------------- ----------------- --------------------------
Data Services                         Dallas, Texas                       22,990            Lease expires 11/00
------------------------------------- ----------------------------------- ----------------- --------------------------
Data Services                         Richardson, Texas                   48,312            Lease expires 11/11
------------------------------------- ----------------------------------- ----------------- --------------------------
Call Center                           Richardson, Texas                   52,000            Lease expires 10/09
------------------------------------- ----------------------------------- ----------------- --------------------------
Call Center                           Rancho Cordova, California          16,061            Lease expires 07/04
------------------------------------- ----------------------------------- ----------------- --------------------------
Clinical Services                     Hunt Valley, Maryland               20,733            Lease expires 04/06
------------------------------------- ----------------------------------- ----------------- --------------------------
Corporate Office and Clinic           Towson, Maryland                    16,322            Lease expires 06/03
------------------------------------- ----------------------------------- ----------------- --------------------------
Sales Office                          Stamford, Connecticut                1,522            Lease expires 05/01
------------------------------------- ----------------------------------- ----------------- --------------------------
Sales Office                          Atlanta, Georgia                     2,301            Lease expires 09/02
------------------------------------- ----------------------------------- ----------------- --------------------------
Clinic                                Catonsville, Maryland                3,535            Lease expires 12/02
------------------------------------- ----------------------------------- ----------------- --------------------------
Clinic                                Atlanta, Georgia                     3,262            Lease expires 03/03
------------------------------------- ----------------------------------- ----------------- --------------------------
Clinic                                Tamarac, Florida                     3,367            Lease expires 06/02
------------------------------------- ----------------------------------- ----------------- --------------------------
Clinic                                Miami Beach, Florida                12,000            Lease expires 03/04
------------------------------------- ----------------------------------- ----------------- --------------------------
Clinic                                Boca Raton, Florida                  3,129            Lease expires 05/03
------------------------------------- ----------------------------------- ----------------- --------------------------

ITEM 3.  LEGAL PROCEEDINGS

    We are a party to routine legal and administrative proceedings arising in the ordinary course of our business. The proceedings currently pending are not, in our opinion, material either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 8, 1996, the Company sold 4,794,134 shares of its common stock at $4.50 per share in an initial public offering. Prior to that time, there was no public market for the Company's common stock.

    Our common stock has been traded on the Nasdaq National Market under the symbol ADVP since October 8, 1996. The following table sets forth the range of quarterly high and low sales prices per share of our common stock as quoted on the Nasdaq National Market. On October 12, 1999, we announced a two-for-one stock split, effected in the form of a stock dividend of our common stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split.

                                                                              HIGH             LOW
                                                                           ----------      -----------
          FISCAL YEAR ENDED MARCH 31, 1998:
          First Quarter....................                                $    9 7/16     $   5 7/16
          Second Quarter...................                                    12 1/8          9
          Third Quarter....................                                    16 5/8          9 7/16
          Fourth Quarter...................                                    20 3/8         13 3/16

          FISCAL YEAR ENDED MARCH 31, 1999:
          First Quarter....................                                $   21 3/4      $  12 11/16
          Second Quarter...................                                    18 1/2          8 1/2
          Third Quarter....................                                    17 5/8         10 5/8
          Fourth Quarter...................                                    33 7/8         15 11/16

          FISCAL YEAR ENDED MARCH 31, 2000:
          First Quarter....................                                $   32 1/2      $  20 1/8
          Second Quarter...................                                    34 3/4         24
          Third Quarter....................                                    31 1/2         18 1/16
          Fourth Quarter...................                                    28 3/4         11 1/8

    On March 31, 2000, there were approximately 4,000 beneficial owners of our common stock represented by 104 holders of record.

    We have never paid any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. In the past we have paid cash dividends on our preferred stock; however, we no longer have any preferred stock outstanding. We intend to retain future earnings to finance the ongoing operations and growth of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein. The selected consolidated financial data of the Company as of and for each of the years in the five-year period ended March 31, 2000, have been derived from the Consolidated Financial Statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                                     Year Ended March 31,
                                          -----------------------------------------------------------------------
                                             1996            1997          1998           1999           2000
                                          -----------    -----------    -----------    -----------    -----------
                                                           (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues.............................  $   127,871    $   256,450    $   476,664    $   774,822    $ 1,968,406
   Cost of operations:
     Cost of revenues...................      120,334        245,466        455,847        743,084      1,909,461
     Selling, general and
       administrative expenses..........        6,158          7,309         10,083         13,949         22,656
                                          -----------    -----------    -----------    -----------    -----------
       Total cost of operations.........      126,492        252,775        465,930        757,033      1,932,117
                                          -----------    -----------    -----------    -----------    -----------
   Operating income.....................        1,379          3,675         10,734         17,789         36,289
   Interest income......................          366          1,560          2,814          2,685            807
   Interest expense.....................         (732)          (445)           (67)            --         (3,943)
   Merger costs (2).....................           --             --           (689)            --             --
   Provision for  income taxes..........           --         (1,564)        (4,861)        (7,780)       (12,598)
                                          -----------    -----------    -----------    -----------    -----------
   Net income...........................  $     1,013    $     3,226    $     7,931    $    12,694    $    20,555
                                          ===========    ===========    ===========    ===========    ===========
   Basic:
     Net income per share...............  $       .03    $       .21    $       .44    $       .62    $       .97
     Weighted average shares
       outstanding......................        8,013         12,529         17,512         20,504         21,260
   Diluted:
     Net income per share...............  $       .02    $       .18    $       .35    $       .54    $       .85
     Weighted average shares
       outstanding......................        9,153         18,352         22,702         23,376         24,237


 ........................................                                  March 31,
                                          -----------------------------------------------------------------------
 ........................................     1996            1997          1998           1999           2000
                                          -----------    -----------    -----------    -----------    -----------
                                                                       (In thousands)

BALANCE SHEET DATA:
   Working capital......................      $   269       $ 24,575       $ 28,362       $  1,111      $  14,045
   Total assets.........................       59,861        108,914        154,909        276,833        387,935
   Long-term debt ......................        7,000             --             --         50,000         50,000
   Redeemable preferred stock...........       11,896             --             --             --             --
   Stockholders' equity (deficit).......       (1,537)        42,577         50,564         69,061         99,508

                                                                     Year Ended March 31,
                                          -----------------------------------------------------------------------
                                             1996            1997          1998           1999           2000
                                          -----------    -----------    -----------    -----------    -----------
                                                                      (In thousands)
SUPPLEMENTAL DATA: (1)
   Pharmacy network claims
     Processed........................          9,375         26,579         38,319         50,588         81,225
   Mail pharmacy prescriptions
     Filled...........................            536            677            839          1,289          1,674
   Estimated health plan
     Members (at period end)..........          9,040         10,200         12,500         15,000         27,500

----------
(1) This data has not been audited.

(2) Merger costs relate to the acquisition of IMR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We group the revenues from our health benefit management services into three categories: data, mail and clinical services.

    o Data services. In 1992, we established a retail pharmacy network, that currently consists of over 58,000 retail pharmacies nationwide, and began to provide on-line claims processing services. Under some of our customer contracts, we contract directly with the retail pharmacies in our national network. When we have an independent obligation to pay our own network of retail pharmacy providers for the drugs dispensed, meaning we are "at risk," we include payments from plan sponsors for the drug cost and the claims processing fees as revenues. We record payments we make to our retail pharmacy providers as cost of revenues. Under other contracts, we manage a network of pharmacies that are under direct contract with certain of our customers. For those plan sponsors that have established their own pharmacy network, we administer the plan sponsors' network pharmacy contracts. The plan sponsors have the independent obligation to fund payment to those pharmacies under contract and the plan sponsors are "at-risk" for the payment for drugs dispensed; we record only the claims processing fees as revenues. New customers that use our network, where we record both claims processing fees and costs of drugs as revenues, will generate higher revenues than new customers that use their own networks, where we only record claims processing fees as revenues. Thus, while a customer who uses our network may contribute the same gross profit in terms of dollars as a customer that uses its own network, gross profit as a percentage of revenue will be lower for customers using our network because of the higher level of revenue we recognize.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data as a percentage of revenues.

                                                                                YEAR ENDED MARCH 31,
                                                                           -----------------------------
                                                                            1998        1999       2000
                                                                           ------      ------     ------
             STATEMENT OF OPERATIONS DATA:
             Revenues:
               Data services......................................           66.6%       67.2%      76.3%
               Mail services......................................           16.4        16.4        9.4
               Clinical services..................................           17.0        16.4       14.3
                                                                           ------      ------     ------
                       Total revenues.............................          100.0       100.0      100.0
             Cost of operations:
               Cost of revenues...................................           95.6        95.9       97.0
               Selling, general and administrative
                 expenses.........................................            2.1         1.8        1.2
                                                                           ------      ------     ------
                       Total cost of operations...................           97.7        97.7       98.2
                                                                           ------      ------     ------
             Operating income.....................................            2.3         2.3        1.8
             Interest income (expense), net.......................            0.6         0.3       (0.2)
             Merger costs.........................................           (0.2)         --         --
             Provision for income taxes...........................           (1.0)       (1.0)      (0.6)
                                                                           ------      ------     ------
             Net income...........................................            1.7%        1.6%       1.0%
                                                                           ======      ======     ======

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

    REVENUES. Our revenues for fiscal year 2000 increased by $1.2 billion, or 154%, compared to revenues for fiscal year 1999. The number of individuals we managed continued to increase in fiscal year 2000 as we obtained new customers including our largest customer, FHS, whose service agreement began April 1, 1999. In addition, our current customers continued to increase their membership and utilization levels. New customer contracts resulted from increased marketing efforts and the expansion of our sales and marketing department. Contracts with new customers in fiscal year 2000 generally included all pharmacy benefit management products we offer, including claims processing, mail and clinical services.

    Our revenues from claims processing increased $981.8 million, or 189%, compared to the prior year. The increase resulted from the addition of new contracts including the service agreement with FHS and an increase in use of our services by existing customers. The increase in new individuals resulted in an increase in pharmacy claims processed from 50.6 million in fiscal year 1999 to 81.2 million in fiscal year 2000, a 60% increase. Virtually all of the new fiscal year 2000 customer contracts use our pharmacy network including FHS, which has shifted a larger percentage of our total revenues to claims processing. Revenues from mail services increased $56.8 million, or 45%, compared to the prior year. The increase resulted primarily from the new individuals added during fiscal year 2000. The increase in new individuals resulted in an increase in mail prescriptions dispensed from 1.3 million in fiscal year 1999 to 1.7 million in fiscal year 2000, a 30% increase. Revenues from clinical services increased $154.9 million, or 122%, compared to the prior year. The increase resulted primarily from the new individuals added and the additional claims processed during fiscal year 2000 compared to the prior year.

    COST OF REVENUES. Our cost of revenues for fiscal year 2000 increased by $1.2 billion, or 157%, compared to the prior fiscal year. This increase primarily resulted from the additional costs associated with our claims processing growth and the new customers, including FHS, that are using our retail pharmacy network. As a percentage of revenues, cost of revenues was 97.0% in fiscal year 2000 compared to 95.9% in fiscal year 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expense for fiscal year 2000 increased by $8.7 million, or 62%, compared to fiscal year 1999. This increase was primarily the result of our acquisition of FHPS and the related amortization expense associated with the intangible assets acquired. In addition, further expansion in management, sales and marketing contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 1.8% in fiscal year 1999 to 1.2% in fiscal year 2000 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers using our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

    INTEREST INCOME AND INTEREST EXPENSE. Our interest expense, net of interest income, was $3.1 million in fiscal year 2000. We incurred no interest expense in fiscal year 1999 since we had no outstanding indebtedness until March 31, 1999 and had $2.7 million in interest income. Interest expense increased as the result of the acquisition of FHPS on March 31, 1999, and the related bank borrowings throughout fiscal year 2000.

    INCOME TAXES. In fiscal years 2000 and 1999, our income tax expense approximated an effective tax rate of 38%.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

    REVENUES. Our revenues for fiscal year 1999 increased by $298.2 million, or 63%, compared to revenues for fiscal year 1998. The number of individuals we managed continued to increase in fiscal year 1999 as we obtained new customers and our current customers continued to increase their membership and utilization levels. New customer contracts resulted from increased marketing efforts and the expansion of our sales and marketing department. Contracts with new customers in fiscal year 1999 generally included all pharmacy benefit management products we offer, including claims processing, mail and clinical services.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, we had working capital of $14.0 million. While we have $224.9 million of accounts payable, the majority of these obligations are not due until cash is collected from our customers. Our net cash provided by operating activities was $14.5 million, $29.0 million and $28.7 million for the fiscal years ended 1998, 1999 and 2000, respectively. The significant increases in net cash provided by operating activities resulted primarily from the income we generated and due to the timing of receivables and payables resulting from our continued growth. Cash we used in investing activities was $6.5 million, $97.3 million and $22.6 million for the fiscal years ended 1998, 1999 and 2000, respectively. Such investing activities included purchases of property, plant and equipment associated with growth and expansion of our systems and facilities, as well as cash paid for acquisitions. In December 1998, we used $24.7 million, net of cash acquired, for the acquisition of Baumel-Eisner Neuromedical Institute, Inc. In March 1999, we used $65.0 million, net of $5.0 million cash acquired, for the acquisition of Foundation Health Pharmaceutical Services.

    Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 1998, 1999 and 2000, our operating cash flow funded our capital expenditures and our short-term excess cash was invested in money market funds and high grade commercial paper. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we successfully continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

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

    Interest on the credit facility accrues at a specified margin above the London Interbank Offered Rate, or LIBOR, or an alternate base rate. The alternate base rate is the bank's prime rate or the federal funds rate plus 0.5%. For LIBOR loans the applicable margin is 1.375% per annum as of March 31, 2000 and the effective interest rate is 7.435%.

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

    In fiscal 2000, the Company exceeded the limit for capital expenditures as required by covenant. The Company received a waiver from the lenders for this covenant violation.

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

    In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities SFAS 133 was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. We do not have any derivatives and SFAS 133 does not have a material impact on our financial position or disclosures. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002.

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

    As of the date of this filing, we have experienced no year 2000 issues that have materially impacted our results of operations or financial condition. However, we will continue to monitor all year 2000 related issues.

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

     Our primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by NationsBank, N.A., would affect the rate at which we could borrow funds under our credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is found on pages F-1 through F-21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from our definitive proxy statement for our 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days following our fiscal year pursuant to Regulation 14A (the "Proxy Statement").

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

     (b) Reports on Form 8-K.

     (c) Exhibits Required by Item 601 of S-K: See index to exhibits on pages 37 - 40.

Exhibits and Financial Statement Schedules

Exhibit No.                            Exhibits
-----------                            --------
2.1(a)  ---     Stock Purchase Agreement, dated effective as of December 1,
                1998, by and among Advance Paradigm, Inc. (the "Company"),
                Baumel-Eisner Neuromedical Institute, Inc., Barry Baumel, M.D.
                and Larry S. Eisner, M.D.

2.2(b)  ---     Purchase Agreement, dated as of February 26, 1999, among
                Foundation Health Systems, Inc., Foundation Health Corporation,
                Foundation Health Pharmaceutical Services, Inc., Integrated
                Pharmaceutical Services, Inc. and the Company.

3.1(c)  ---     Amended and Restated Certificate of Incorporation of the
                Company.

3.2(c)  ---     Certificate of Amendment to the Certificate of Incorporation of
                the Company.

3.3(c)  ---     Certificate of Correction to the Amendment to the Certificate of
                Incorporation of the Company.

3.4(c)  ---     Amended and Restated Bylaws of the Company.

3.5(c)  ---     Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.6(c)  ---     Certificate of Amendment to the Certificate of Incorporation of
                Advance Pharmacy Services, Inc.

3.7(c)  ---     Certificate of Correction to the Certificate of Amendment to the
                Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.8(c)  ---     Certificate of Amendment to the Certificate of Incorporation of
                Advance Pharmacy Services, Inc.

3.9(c)  ---     Bylaws of Advance Pharmacy Services, Inc.

4.1(d)  ---     Specimen Certificate for shares of Common Stock, $0.01 par value, of the Company.

4.2(e)  ---     Amended and Restated Incentive Stock Option Plan.

4.3(e)  ---     Incentive Stock Option Plan.

4.4(c)  ---     Warrant Agreement, dated as of September 12, 1996, by and
                between the Company and VHA, Inc.

4.5(c)  ---     Form of Agreement and Plan of Merger.

4.6(f)   ---    1997 Nonstatutory Stock Option Plan.

4.7(b)   ---    Warrant Agreement, dated as of February 26, 1999, by and between the Company and Foundation Health Systems, Inc.

4.8(i)   ---    Warrant Agreement, dated as of February 25, 1999, by and between the Company and Arkansas BlueCross BlueShield.

4.9(i)   ---    Warrant Agreement, dated as of June 12, 1998, by and between the
                Company and Wellmark, Inc.

10.1(c)  ---    Managed Pharmaceutical Agreement, dated November 1, 1993, by and between Advance Data and the Mega Life & Health Insurance
                Company.

10.2(c)  ---    Nondisclosure/Noncompetition Agreement, dated August 4, 1993, between the Company, Advance Data, Advance Mail and David D.
                Halbert.

10.3(c)  ---    Nondisclosure/Noncompetition Agreement, dated August 4, 1993, between the Company, Advance Mail, Advance Data and Jon S.
                Halbert.

10.4(c)  ---    Nondisclosure/Noncompetition Agreement, dated August 4, 1993, between the Company, Advance Mail, Advance Data and Danny
                Phillips.

10.5(d)  ---    Employment Agreement, effective as of December 1, 1996, by and between Advance Clinical (formerly ParadigM) and Joseph J.
                Filipek, Jr. and, for the limited purposes of Sections 3(d),
                3(g) and 3(h) thereof, the Company.

10.6(d)  ---    Employment Agreement, effective as of November 14, 1996, by and between the Company and John H. Sattler.

10.7(d)  ---    Employment Agreement, effective as of June 17, 1996, by and between the Company and Ernest Buys.

10.8(c)  ---    Employment Agreement, effective as of February 15, 1996, by and between the Company and Alan T. Wright.

10.9(c)  ---    Form of Health Benefit Management Services Agreement.

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

10.19(i) ---    Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and the Company.

11.1(j)  ---    Statement regarding computation of per share earnings.

21.1(j)  ---    Subsidiaries of the Company.

23.1(j)  ---    Consent of Arthur Andersen LLP.

27.1(j)  ---    Financial Data Schedule.


----------

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

(i) Previously filed in connection with the Company's Form 10-K for the year ended March 31, 1999, and incorporated herein by reference.

(j)     Filed herewith.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on June 28, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                             ADVANCE PARADIGM, INC.



                                             By:   /s/ David D. Halbert
                                                 -------------------------------
                                                 David D. Halbert
                                                 Chairman of the Board and Chief
                                                 Executive Officer

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

         Signature                                   Title                                   Date
         ---------                                   -----                                   ----


 /s/  David D. Halbert                      Chairman of the Board                       June 28, 2000
----------------------------------          and Chief Executive Officer
David D. Halbert                            (Principal Executive Officer)


 /s/  Jon S. Halbert                        Vice Chairman, e-Business                   June 28, 2000
----------------------------------          & Technology and Director
Jon S. Halbert


 /s/  David A. George                       President and Director                      June 28, 2000
----------------------------------
David A. George


 /s/  T. Danny Phillips                     Senior Vice President, Chief                June 28, 2000
----------------------------------          Financial Officer, Secretary and
T. Danny Phillips                           Treasurer (Principal Financial
                                            and Accounting Officer)

 /s/  Rogers K. Coleman, M.D.               Director                                    June 28, 2000
----------------------------------
Rogers K. Coleman, M.D.



 /s/  Stephen L. Green                      Director                                    June 28, 2000
----------------------------------
Stephen L. Green



 /s/  Jeffrey R. Jay, M.D.                  Director                                    June 28, 2000
----------------------------------
Jeffrey R. Jay, M.D.



 /s/  Michael D. Ware                       Director                                    June 28, 2000
----------------------------------
Michael D. Ware

                          INDEX TO FINANCIAL STATEMENTS

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES



Report of Independent Public Accountants                                            F-2
Consolidated Balance Sheets--March 31, 1999 and 2000                                F-3
Consolidated Statements of Operations for the Years Ended
  March 31, 1998, 1999 and 2000                                                     F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
  March 31, 1998, 1999 and 2000                                                     F-5
Consolidated Statements of Cash Flows for the Years Ended March 31, 1998,
  1999 and 2000                                                                     F-6
Notes to Consolidated Financial Statements                                          F-7
Report of Independent Public Accountants on Financial Statement Schedule            S-1
Schedule II.  Valuation and Qualifying Accounts for the
  Years Ended March 31, 1998, 1999 and 2000                                         S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advance Paradigm, Inc.:

     We have audited the accompanying consolidated balance sheets of Advance Paradigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Paradigm, Inc. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                              ARTHUR ANDERSEN LLP

Dallas, Texas,
May 17, 2000

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                                                                March 31,
                                                                                       ---------------------------
                                                                                           1999           2000
                                                                                       ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                           $ 42,492,000   $ 50,111,000
   Accounts receivable, net of allowance for doubtful accounts of
     $371,000 and $368,000, respectively                                                107,582,000    187,124,000
   Inventories                                                                            4,015,000      5,965,000
   Prepaid expenses and other                                                             1,651,000      3,229,000
                                                                                       ------------   ------------
     Total current assets                                                               155,740,000    246,429,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $8,540,000 and $13,679,000, respectively                          15,155,000     32,619,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,191,000 and $6,078,000, respectively                                              105,041,000    101,154,000
OTHER ASSETS                                                                                897,000      7,733,000
                                                                                       ------------   ------------
     Total assets                                                                      $276,833,000   $387,935,000
                                                                                       ============   ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $148,979,000   $224,891,000
   Accrued salaries and benefits                                                          3,780,000      5,386,000
   Other accrued expenses                                                                 1,870,000      2,107,000
                                                                                       ------------   ------------
     Total current liabilities                                                          154,629,000    232,384,000

NONCURRENT LIABILITIES:
   Long-term debt                                                                        50,000,000     50,000,000
   Deferred income taxes                                                                  2,597,000      3,904,000
   Other noncurrent liabilities                                                             546,000      2,139,000
                                                                                       ------------   ------------
     Total liabilities                                                                  207,772,000    288,427,000
                                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     4,995,000 shares authorized, none issued and outstanding                                    --             --
   Series B convertible preferred stock, $.01 par value; 5,000
     shares authorized, no shares issued and outstanding                                         --             --
   Common stock, $.01 par value; 50,000,000 shares authorized,
     21,056,898 and 21,517,154 shares issued and outstanding at
     March 31, 1999 and 2000, respectively                                                  211,000        215,000
   Additional paid-in capital                                                            48,822,000     58,710,000
   Accumulated earnings                                                                  20,028,000     40,583,000
                                                                                       ------------   ------------
     Total stockholders' equity                                                          69,061,000     99,508,000
                                                                                       ------------   ------------
     Total liabilities and stockholders' equity                                        $276,833,000   $387,935,000
                                                                                       ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Year Ended March 31,
                                              ----------------------------------------------------
                                                   1998               1999              2000
                                              ---------------    ---------------   ---------------
REVENUES                                      $   476,664,000    $   774,822,000   $ 1,968,406,000
                                              ---------------    ---------------   ---------------

COST OF OPERATIONS:
   Cost of revenues                               455,847,000        743,084,000     1,909,461,000
   Selling, general and
     administrative expenses
                                                   10,083,000         13,949,000        22,656,000
                                              ---------------    ---------------   ---------------
         Total cost of operations                 465,930,000        757,033,000     1,932,117,000
                                              ---------------    ---------------   ---------------
   Operating income                                10,734,000         17,789,000        36,289,000
INTEREST INCOME                                     2,814,000          2,685,000           807,000
INTEREST EXPENSE                                      (67,000)                --        (3,943,000)
MERGER COSTS                                         (689,000)                --                --
                                              ---------------    ---------------   ---------------
INCOME BEFORE INCOME TAXES                         12,792,000         20,474,000        33,153,000
PROVISION FOR INCOME TAXES                          4,861,000          7,780,000        12,598,000
                                              ---------------    ---------------   ---------------
NET INCOME                                    $     7,931,000    $    12,694,000   $    20,555,000
                                              ===============    ===============   ===============

BASIC:
   NET INCOME AVAILABLE
     TO COMMON STOCKHOLDERS                   $     7,731,000    $    12,694,000   $    20,555,000
   NET INCOME PER SHARE                       $          0.44    $          0.62   $          0.97
   WEIGHTED AVERAGE SHARES OUTSTANDING             17,511,508         20,504,290        21,260,163

DILUTED:
   NET INCOME AVAILABLE
     TO COMMON STOCKHOLDERS                   $     7,931,000    $    12,694,000   $    20,555,000
   NET INCOME PER SHARE                       $          0.35    $          0.54   $          0.85
   WEIGHTED AVERAGE SHARES OUTSTANDING             22,701,838         23,376,202        24,237,216


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000


                                                                     Series B Preferred
                                                Common Stock                Stock
                                           ----------------------   --------------------    Additional   Accumulated
                                            Number of               Number of                Paid-In      Earnings
                                              Shares      Amount      Shares      Amount     Capital      (Deficit)        Total
                                           -----------  ---------   ---------    -------   ------------  -----------   ------------
BALANCE, March 31, 1997 ................    17,353,790  $ 174,000       4,444    $    --   $ 42,801,000  $  (398,000)  $ 42,577,000
   Comprehensive income:
   Net income ..........................            --         --          --         --             --     7,931,000     7,931,000
   Issuance of Common Stock
     in connection with the
     exercise of stock options
     and warrants ......................       455,154      5,000          --         --        251,000            --       256,000
   Dividends on Series B
     Preferred Stock ...................            --         --          --         --             --      (200,000)     (200,000)
                                           -----------  ---------   ---------    -------   ------------  ------------   -----------

BALANCE, March 31,1998 .................    17,808,944    179,000       4,444         --     43,052,000     7,333,000    50,564,000
    Comprehensive income:
    Net income .........................            --         --          --         --             --    12,694,000    12,694,000
    Issuance of Common Stock
     in connection with the
     conversion of Series B
     Preferred Stock ...................     2,222,222     22,000      (4,444)        --        (22,000)           --            --
   Issuance of Common Stock
     in connection with the
     exercise of stock options
     and warrants ......................     1,025,732     10,000          --         --      2,415,000            --     2,425,000
   Tax benefit relating to exercise
     of employee stock options
     and other .........................            --         --          --         --        877,000         1,000       878,000
   Issuance of warrants ................            --         --          --         --      2,500,000            --     2,500,000
                                           -----------  ---------   ---------    -------   ------------  ------------   -----------

BALANCE, March 31,1999 .................    21,056,898    211,000          --         --     48,822,000    20,028,000    69,061,000
   Comprehensive income:
   Net income ..........................            --         --          --         --             --    20,555,000    20,555,000
   Issuance of Common Stock
     in connection with the
     exercise of stock options
     and warrants ......................       228,372      2,000          --         --      1,567,000            --     1,569,000
   Tax benefit relating to exercise
     of employee stock options
     and other .........................            --         --          --         --      3,323,000            --     3,323,000
   Investment in CHI ...................       231,884      2,000          --         --      4,998,000            --     5,000,000
                                           -----------  ---------   ---------    -------   ------------  ------------   -----------

BALANCE, March 31, 2000 ................    21,517,154  $ 215,000          --    $    --   $ 58,710,000  $ 40,583,000   $99,508,000
                                           ===========  =========   =========    =======   ============  ============   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended March 31,
                                                              --------------------------------------------
                                                                  1998            1999            2000
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  7,931,000    $ 12,694,000    $ 20,555,000
   Adjustments to reconcile net income to net
     cash provided by operating activities--
         Depreciation and amortization                           2,378,000       3,656,000       9,026,000
         Provision for doubtful accounts                            74,000          24,000          24,000
         Deferred income taxes                                     441,000       1,312,000       1,307,000
         Change in certain assets and liabilities--
             Accounts receivable                               (32,139,000)    (38,391,000)    (79,566,000)
             Inventories                                        (1,028,000)     (1,128,000)     (1,950,000)
             Prepaid expenses and other assets                  (1,584,000)       (922,000)       (640,000)
             Accounts payable, accrued expenses
                and other noncurrent liabilities                38,466,000      51,749,000      79,895,000
                                                              ------------    ------------    ------------
             Net cash provided by operating activities          14,539,000      28,994,000      28,651,000
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (6,525,000)     (7,568,000)    (22,603,000)
   Purchase of subsidiaries, net of cash acquired                       --     (89,701,000)             --
                                                              ------------    ------------    ------------
             Net cash used in investing activities              (6,525,000)    (97,269,000)    (22,603,000)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Common Stock                      256,000       2,425,000       1,571,000
   Proceeds from borrowings                                        708,000      50,000,000      37,000,000
   Payments on long-term obligations                            (1,608,000)             --     (37,000,000)
   Payment of preferred stock dividend                            (200,000)             --              --
                                                              ------------    ------------    ------------
             Net cash provided by (used in) financing
               activities                                         (844,000)     52,425,000       1,571,000
                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                  7,170,000     (15,850,000)      7,619,000
CASH AND CASH EQUIVALENTS, beginning of year                    51,172,000      58,342,000      42,492,000
                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                        $ 58,342,000    $ 42,492,000    $ 50,111,000
                                                              ============    ============    ============

SUPPLEMENTARY INFORMATION:

    Cash paid for interest totaled approximately $67,000, $0 and $3,943,000 in 1998, 1999 and 2000, respectively.

    The Company made income tax payments of $5,100,000, $5,900,000 and $7,000,000 in 1998, 1999 and 2000, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL:

     Advance Paradigm, Inc. (the "Company" or "API"), a Delaware corporation, is a leading independent provider of health benefit management services, providing integrated pharmacy benefit management, disease management, clinical trials and research and web-based marketing support and other health related programs. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts. In addition, the Company transacts business with pharmaceutical manufacturers as both suppliers and customers. During the year ended March 31, 1999, the Company purchased two companies for cash. Foundation Health Pharmaceutical Services, Inc. ("FHPS") was acquired on March 31, 1999 for $70 million. FHPS was the pharmacy benefit management business of Foundation Health Systems, Inc. ("FHS"). On December 1, 1998, Baumel-Eisner Neuromedical Institute ("Baumel-Eisner") was acquired for $25 million. Baumel-Eisner was a privately held clinical trials company based in South Florida. (See Note 3)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

     The accompanying consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Intangible Assets

     Intangible assets consist of goodwill, customer contracts acquired and non-compete agreements. Goodwill represents the excess of cost over the estimated fair value of tangible net assets acquired. Goodwill is amortized on a straight-line basis over periods from 25 to 40 years with a weighted average of 29 years. Customer contracts and non-compete agreements are amortized over 10 to 15 years. Amortization expense was approximately $346,000, $691,000 and $3,887,000 in the years ended March 31, 1998, 1999 and 2000, respectively, and is included in selling, general and administrative expenses.

Other Assets

     In the year ended March 31, 2000, the Company issued 231,884 shares of its Common Stock to acquire a 19 percent interest in Consumer Health Interactive, Inc. ("CHI"). The $5,000,000 investment is reflected in other assets.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Impairment of Long-Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill, may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows, an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets and goodwill is estimated based on quoted market prices, if available, or the expected total value of the cash flows, on a discounted basis. The Company recorded no impairment charges in fiscal 1998, 1999 or 2000.

Fair Value of Financial Instruments

     The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities. The fair value of the Company's bank debt, which approximates the carrying value, was estimated at current rates for similar debt with similar maturity.

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

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Cost of Revenues

     Cost of revenues includes product costs, pharmacy claims payments and other direct costs associated with the sale and dispensing of prescriptions. Certain of these expenses are recognized based on estimates which are subject to final settlement with the contract party. These estimates are reviewed and revised as settled.

Stock Split

    On October 12, 1999, the Company announced a two-for-one stock split, effected in the form of a stock dividend of our common stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the Form 10-K have been retroactively adjusted to reflect the impact of the stock split in all periods presented.

Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per-share computations follows:

                                                       YEAR ENDED MARCH 31,
                                           ---------------------------------------
                                               1998         1999           2000
                                           -----------   -----------   -----------
BASIC
Numerator:
Net income                                 $ 7,931,000   $12,694,000   $20,555,000
Preferred stock dividends                      200,000            --            --
                                           -----------   -----------   -----------
                                           $ 7,731,000   $12,694,000   $20,555,000
                                           ===========   ===========   ===========
Denominator:
Weighted average common
   stock outstanding                        17,511,508    20,504,290    21,260,163
                                           ===========   ===========   ===========

Net income per share                       $      0.44   $      0.62   $      0.97
                                           ===========   ===========   ===========

DILUTED
Numerator:
Net income                                 $ 7,931,000   $12,694,000   $20,555,000
                                           ===========   ===========   ===========

Denominator:
Weighted average common                     17,511,508    20,504,290    21,260,163
   stock outstanding
Other Dilutive Securities:
Series B preferred stock                     2,222,222        73,260            --
Options and warrants using the
  treasury stock method                      2,968,108     2,798,652     2,977,053
                                           -----------   -----------   -----------
Weighted average shares outstanding         22,701,838    23,376,202    24,237,216
                                           ===========   ===========   ===========

Net income per share                       $      0.35   $      0.54   $      0.85
                                           ===========   ===========   ===========

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company does not have any non-owner changes in equity other than net income. Comprehensive income has been reported in the consolidated statement of stockholders' equity.

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

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities SFAS 133 was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The Company does not have any derivatives and SFAS 133 does not have a material impact on the Company's financial position or disclosures. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

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

     On March 31, 1999, the Company acquired the outstanding stock of FHPS for $70 million in cash and warrants to purchase 400,000 shares of its $0.01 par value common stock ("Common Stock"). The Company valued such warrants at fair market value based upon the Black-Scholes valuation model. Such warrants are valued at $2.5 million. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to goodwill, certain customer contracts and other intangible assets. Goodwill was valued at approximately $61.3 million and is being amortized on a straight-line basis over 30 years. Customer contracts were valued at $7.0 million and are being amortized over 15 years.

     The following unaudited pro forma information presents the results of operations of the Company as if the FHPS acquisition had taken place at the beginning of the periods presented (in thousands, except per share amounts):

                                                1998          1999
                                                ----          ----
Revenues                                    $   530,016   $   855,810
Net income                                  $     4,053   $    12,550
Net income per share:
  Basic                                     $      0.23   $      0.61
  Diluted                                   $      0.18   $      0.54
Weighted average shares outstanding:
  Basic                                      17,511,508    20,504,290
  Diluted                                    22,701,838    23,376,202

     In February 1998, the Company completed a merger with Innovative Medical Research, Inc. ("IMR"), a privately held clinical trial and survey research firm based in Towson, Maryland. The Company issued 1,752,156 shares and options to purchase 47,844 shares of its Common Stock in exchange for all the outstanding shares and options of IMR. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 ("APB 16"). Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of IMR as though it had always been a part of the Company.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

3. ACQUISITIONS: (CONTINUED)

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                  Year Ended March 31,
                                          1998
                                  --------------------
Revenues:
API                                   $468,287,000
IMR                                      8,377,000
                                      ------------
Combined                              $476,664,000
                                      ------------

Net income:
API                                   $  7,165,000
IMR                                        766,000
                                      ------------
Combined                              $  7,931,000
                                      ============

     In connection with the merger, the Company recorded in the fourth quarter of fiscal 1998 a charge to operating expenses of $689,000 ($427,000 after taxes, or $.02 per common share on a dilutive basis) for professional fees and other merger-related costs pertaining to the transaction.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                            March 31,
                                                                  ----------------------------
                                                                     1999            2000
                                                                  -------------  -------------
Machinery and equipment......................................     $   4,208,000  $   6,332,000
Computer equipment and software..............................        12,840,000     28,716,000
Furniture and equipment......................................         2,324,000      4,763,000
Leasehold improvements.......................................         2,765,000      4,813,000
Land and buildings...........................................         1,558,000      1,674,000
                                                                  -------------  -------------
                                                                     23,695,000     46,298,000
Less--Accumulated depreciation and amortization..............        (8,540,000)   (13,679,000)
                                                                  -------------  -------------
                                                                  $  15,155,000  $  32,619,000
                                                                  =============  =============

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

5.   DEBT:

     On March 31, 1999, the Company entered into a senior credit facility with a group of lenders. The credit facility consists of a $75 million, 3-year revolving credit facility. On March 31, 1999, the Company borrowed $50 million under the credit facility to fund the acquisition of FHPS. As of March 31, 2000, $50 million is outstanding under the credit facility. Outstanding borrowings will mature on March 31, 2002. Each of the Company's subsidiaries has guaranteed the credit facility. The lenders received a first priority security interest in the subsidiaries' capital stock and negative pledges on accounts receivable and other assets.

     Interest on the credit facility accrues at a specified margin above the London Interbank Offered Rate, or LIBOR, or an alternate base rate. The alternate base rate is the bank's prime rate or the federal funds rate plus 0.5%. For LIBOR loans the applicable margin is 1.375% per annum as of March 31, 2000 and the effective interest rate is 7.435%.

     The credit facility contains usual and customary affirmative and negative covenants, including limitations on liens, debts, dividends, capital expenditures, mergers, acquisitions and sale of assets. Covenants also include a specified minimum net worth, maximum leverage ratio and a minimum interest coverage ratio. In fiscal 2000, the Company exceeded the limit for capital expenditures as required by covenant. The Company received a waiver from the lenders for this covenant violation.

6.   LEASES:

     The Company leases office and dispensing facility space, equipment, and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 2000, as follows:

   Years Ending
     March 31,
   ------------
       2001...................................................    $  7,343,000
       2002...................................................       6,929,000
       2003...................................................       5,515,000
       2004...................................................       4,487,000
       2005...................................................       3,831,000
                                                                  ------------
            Total minimum lease payments......................    $ 28,105,000
                                                                  ============

     Total rent expense incurred in the years ended March 31, 1998, 1999 and 2000 was approximately $3,096,000, $4,018,000 and $5,703,000, respectively.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

7.   COMMITMENTS AND CONTINGENCIES:

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

     Various aspects of our businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement for our company. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect our business. We cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care, or the business of pharmacy benefit management. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business or financial position.

8.   CONCENTRATION OF BUSINESS:

     A significant portion of the Company's revenues result from contracts with customers. These contracts normally have terms from one to ten years with renewal options.

     Effective April 1, 1999, the Company entered into a Pharmacy Benefit Services Agreement with FHS. Under the terms of this ten year Service Agreement the Company provides pharmacy services to FHS' affiliated health plans. FHS accounted for 38% of the Company's revenues for the year ended March 31, 2000. Another customer of the Company accounted for approximately 21%, 18% and 8% of the Company's revenues for the years ended March 31, 1998, 1999 and 2000, respectively. Another customer accounted for approximately 15% of the Company's revenues for the year ended March 31, 1998, but revenues from this customer did not exceed 10% of the Company's revenues for the year ended March 31, 1999 or 2000. No other customer accounted for over 10% of the Company's revenues in fiscal years 1998, 1999 or 2000.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9.   STOCK TRANSACTIONS:

Series B Preferred Stock

     On June 25, 1996, the Company issued a total of 4,444 shares of $.01 par value, Series B convertible preferred stock ("Series B Preferred Stock") to a customer at a price of $2,250 per share. Shares of the Series B Preferred Stock could be converted by the holder into 500 fully-paid and non-assessable shares of Common Stock. On April 13, 1998, the holders of the Series B Preferred Stock converted all of the shares into 2,222,222 shares of Common Stock.

Common Stock

     On October 7, 1996, the Company amended and restated its Certificate of Incorporation to, among other things, increase the number of authorized shares of its $.01 par value Common Stock to 25,000,000 and the number of shares of its preferred stock to 5,000,000, of which 5,000 shares are designated as Series B Preferred Stock. On October 8, 1996, the Company effected a 250-for-one stock split of the Company's Common Stock. Accordingly, all share and per share amounts have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period presented.

     At the 1999 Annual Meeting of Stockholders the Company amended and restated the Certificate of Incorporation to increase the number of authorized shares of its Common Stock to 50,000,000.

    On October 12, 1999, the Company announced a two-for-one stock split, effected in the form of a stock dividend of our Common Stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the financial statements have been adjusted to retroactively reflect the impact of the stock split.

     On October 8, 1996, the Company completed the offering ("Offering") of its Common Stock. The Company sold 4,794,134 shares of its Common Stock at a price of $4.50 per share, prior to underwriting discount and other offering expenses. In connection with the Offering, the Company's redeemable Series A cumulative convertible preferred stock ("Series A Preferred Stock") automatically converted into 5,000,000 shares of Common Stock.

     In connection with the IMR merger, the Company issued 1,752,156 shares of its Common Stock in exchange for all the outstanding shares of IMR. Under the provisions of APB 16, the shares are reflected as outstanding as though IMR had always been a part of the Company.

     On December 8, 1999 the Company issued 231,884 shares of its Common Stock to acquire a 19 percent interest in CHI.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

9. STOCK TRANSACTIONS: (CONTINUED)

Warrants to Purchase Common Stock

     The Company has issued warrants to four of our key health plan sponsor customers representing the right to purchase up to a total of 691,610 shares of our Common Stock at prices per share ranging from $16.31 to $21.13. The right to exercise each warrant vests in equal installments on the first five anniversaries of the date of grant so long as the customer's service agreement remains in effect. In addition, during the year ended March 31, 1997, the Company agreed to issue warrants to purchase 562,500 shares of its Common Stock to one customer contingent upon future expansion of member lives. As of March 31, 2000, none of these warrants have been earned or issued.

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

     The Company has reserved shares of Common Stock at March 31, 2000, for the following:

     Exercise of stock options....................          6,164,658
     Exercise of warrants.........................          1,254,110
                                                          -----------
                                                            7,418,768
                                                          ===========

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN:

     At March 31, 2000, the Company has three stock-based compensation plans:
Incentive Stock Option Plan, Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan (the "Plans"). The Plans provide for the granting of qualified stock options and incentive options to officers, directors, advisors and employees of the Company. The options must be granted with exercise prices which equal or exceed the market value of the Common Stock at the date of grant. As of March 31, 2000, the number of shares of Common Stock issuable under the Plans may not exceed 7,675,500 shares. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

     The stock options generally vest over 5-year periods. In the event of the sale or merger with an outside corporation gaining 50% or greater ownership, options granted to certain employees become 100% vested. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 2000, 2,488,092 options were vested at exercise prices of $.49 to $20.68 per share.

     SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has elected to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company's stock option activity.

                                               1998                          1999                        2000
                                    --------------------------    ---------------------------  --------------------------
                                                     Wtd. Avg.                      Wtd. Avg.                   Wtd. Avg.
                                         Shares      Ex. Price        Shares        Ex. Price      Shares       Ex. Price
                                    --------------   ---------    --------------    ---------  --------------   ---------
Outstanding at beginning of year         2,887,500   $    3.01         4,123,490    $    5.27       4,553,276   $    8.61
Granted                                  1,304,750       10.63         1,392,300        15.71       1,418,200       20.98
Transferred from IMR                        47,844        0.59                --           --              --          --
Exercised                                  (86,104)       2.63          (726,644)        3.40        (177,734)       6.23
Canceled                                   (30,500)       4.89          (235,870)       14.51        (233,990)      14.82
                                    --------------   ---------    --------------    ---------  --------------   ---------
Outstanding at end of year               4,123,490        5.27         4,553,276         8.61       5,559,752       11.58
                                    ==============   =========    ==============    =========  ==============   =========
Exercisable at end of year               1,758,764        2.20         1,815,200         3.34       2,488,092        5.42
Price range                         $.33 to $16.57                $.33 to $20.69               $.49 to $29.08
Weighted average fair value
   of options granted                       $ 3.97                         $7.32                       $10.58

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN: (CONTINUED)

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 5,559,752 options outstanding as of March 31, 2000.

                                        Options Outstanding                         Options Exercisable
                              -----------------------------------------       ------------------------------
                                            Weighted        Wtd. Avg.                            Weighted
                                         Avg. Exercise      Contractual                        Avg. Exercise
Exercise Price Range           Shares        Price          Life (yrs.)        Shares              Price
------------------------      ---------  -------------      -----------       ---------        -------------
$     .49   to  $   4.50      1,631,272    $     2.16          3.9            1,437,272        $        1.84
$    5.40   to  $   9.38        846,100    $     6.17          6.4              593,500        $        6.10
$   10.38   to  $  14.69        804,800    $    14.29          8.2              178,000        $       14.20
$   15.44   to  $  19.50      1,630,880    $    17.63          9.1              266,320        $       16.63
$   20.16   to  $  24.25        375,000    $    22.43          9.1               13,000        $       20.68
$   25.38   to  $  29.08        271,700    $    25.70          9.4                    0        $           0
------------------------      ---------    ----------          ---            ---------        -------------
$     .49   to  $  29.08      5,559,752    $    11.58          7.0            2,488,092        $        5.42

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average ranges of assumptions for the years ended March 31, 1998, 1999 and 2000, respectively: risk-free interest rates of 4.8% to 6.3%; expected lives of three to five years; expected volatility of 30% to 60%. The Company continues to account for stock based compensation under APB 25, "Accounting for Stock Issued to Employees", as allowed by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                             1998                1999                    2000
                                             ----                ----                    ----
Net income:
  As reported                             $ 7,931,000        $ 12,694,000            $ 20,555,000
  Pro forma                               $ 7,382,000        $ 11,121,000            $ 17,028,000

Basic net income per share:
  As reported                             $      0.44        $       0.62            $       0.97
  Pro forma                               $      0.41        $       0.54            $       0.80

Diluted net income per share:
  As reported                             $      0.35        $       0.54            $       0.85
  Pro forma                               $      0.33        $       0.47            $       0.70

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

12.  RETIREMENT PLAN BENEFITS:

     The Company sponsors a retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Company is required to contribute at least 50% of the first 6% of salary deferral contributed by each participant. The Company's contributions to the plan amounted to approximately $177,000, $268,000 and $623,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

13. INCOME TAXES:

     The provision for income taxes for the years ended March 31, 1998, 1999 and 2000, differed from the amounts computed by applying the U.S. federal tax rate of 34 percent in 1998 and 1999 and 35 percent in 2000 to pretax earnings as a result of the following:

                                           1998                         1999                         2000
                                      ---------------             ----------------             ---------------
     Tax at U.S. federal              $     4,349,000             $      6,961,000             $    11,604,000
       income tax rate
     State taxes                              457,000                      666,000                     540,000
     Other, net                                55,000                      153,000                     454,000
                                      ---------------             ----------------             ---------------
     Provision for income taxes       $     4,861,000             $      7,780,000             $    12,598,000
                                      ===============             ================             ===============


                                            1998                        1999                        2000
                                      ---------------             ----------------             ---------------
     Current                          $     4,420,000             $      6,468,000             $    11,291,000
     Deferred                                 441,000                    1,312,000                   1,307,000
                                      ---------------             ----------------             ---------------
                                      $     4,861,000             $      7,780,000             $    12,598,000
                                      ===============             ================             ===============

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

13. INCOME TAXES: (CONTINUED)

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows:

                                            March 31,                     March 31,
                                              1999          Changes          2000
                                           -----------    -----------    -----------
Gross deferred tax assets:
     Accruals ..........................   $   153,000    $   168,000    $   321,000
     Other .............................       126,000         14,000        140,000
                                           -----------    -----------    -----------
                                               279,000        182,000        461,000
                                           -----------    -----------    -----------
Gross deferred tax liabilities:
     Amortization of goodwill ..........    (1,047,000)    (1,118,000)    (2,165,000)
     Depreciation ......................      (700,000)      (773,000)    (1,473,000)
     Conversion from cash
         basis of acquired entities ....    (1,129,000)       402,000       (727,000)
                                           -----------    -----------    -----------
                                            (2,876,000)    (1,489,000)    (4,365,000)
                                           -----------    -----------    -----------

     Net deferred tax liability ........   $(2,597,000)   $(1,307,000)   $(3,904,000)
                                           ===========    ===========    ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Advance Paradigm, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 17, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP



Dallas, Texas
 May 17, 2000

                             ADVANCE PARADIGM, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                Balance at       Additions                    Balance at
                                                Beginning        Charged to        (1)          End of
                                                 of Year          Expenses      Deductions       Year
                                               -----------       ----------     ----------    ----------
Year ended March 31, 1998:
Allowance for doubtful accounts receivable     $   192,000       $   74,000     $   19,000    $  247,000

Year ended March 31, 1999:
Allowance for doubtful accounts receivable     $   247,000       $  124,000(2)  $       --    $  371,000

Year ended March 31, 2000:
Allowance for doubtful accounts receivable     $   371,000       $   24,000     $   27,000    $  368,000

----------
(1)  Uncollectible accounts written off, net of recoveries

(2)  Includes $100,000 reflected in the acquisition of Baumel-Eisner

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
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

10.19(i) ---    Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and the Company.

11.1(j)  ---    Statement regarding computation of per share earnings.

21.1(j)  ---    Subsidiaries of the Company.

23.1(j)  ---    Consent of Arthur Andersen LLP.

27.1(j)  ---    Financial Data Schedule.


----------

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

(i) Previously filed in connection with the Company's Form 10-K for the year ended March 31, 1999, and incorporated herein by reference.

(j)     Filed herewith.