Form 10-K/A
period 2000-03-31
ADVANCE PARADIGM INC
filed 2000-07-28
CIK 1012956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2000 as reported on the Nasdaq National Market, was approximately $377,477,632.

     As of June 30, 2000, Registrant had outstanding 21,537,466 shares of Common Stock.


================================================================================

     This Form 10-K/A, along with the previously filed Annual Report on Form 10-K, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, as amended, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding our financial position, our business strategy and our management's plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. The cautionary statements made in this Form 10-K, as amended, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K, as amended. Our actual results could differ materially from those discussed herein, and important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors", as well as elsewhere in this Form 10-K, as amended. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

     The undersigned registrant hereby amends and restates the information required by Items 10, 11, 12, 13 and 14(c) of Part III of the previously filed Annual Report on Form 10-K for the year ended March 31, 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Board of Directors of the Company currently consists of seven directors. The following table sets forth certain information with respect to the directors of the Company:

                                                                                  Served as          Director's
Name                                        Age           Position             Director Since        Term Ending
----                                        ---           --------             --------------        -----------

David D. Halbert........................     44      Chairman of the Board          1986                2001
                                                     and Chief Executive
                                                     Officer
Jon S. Halbert..........................     40      Vice Chairman and              1988                2001
                                                     Head of e-Business
                                                     and Technology and
                                                     Director
David A. George.........................     44      President and Director         1998                2000
Rogers K. Coleman, M.D..................     68      Director                       1996                2001
Stephen L. Green........................     49      Director                       1993                2002
Jeffrey R. Jay, M.D.....................     42      Director                       1993                2000
Michael D. Ware.........................     54      Director                       1993                2002

     David D. Halbert founded the Company in 1986 and has continuously served as Chairman of the Board and Chief Executive Officer of the Company. David D. Halbert is the brother of Jon S. Halbert.

     Jon S. Halbert joined the Company in January 1988 and has continuously served as a director and as an executive officer of the Company since that date. Mr. Halbert currently serves as Vice Chairman and Head of e-Business and Technology of the Company. Jon S. Halbert is the brother of David D. Halbert. Before joining the Company, Mr. Halbert served as an executive officer and/or director for several organizations engaged in various health care, as well as non-health care, related industries. Mr. Halbert also worked as a registered representative of the National Association of Securities Dealers for Bear, Stearns & Co.

     David A. George has served as a director of the Company since November 1998 and has served as an executive officer of the Company since March 1999. Mr. George currently serves as President of the Company. From October 1995 to November 1998, Mr. George served as Executive Vice President of United HealthCare Corporation. Before United HealthCare, Mr. George was Executive Vice President of MetraHealth Corporation ("MetraHealth"), from December 1994 to October 1995. MetraHealth merged with United HealthCare Corporation in October 1995. Prior to joining MetraHealth, Mr. George was President of Southern Group Operations for The Prudential Healthcare System.

     Rogers K. Coleman, M.D., has served as a director of the Company since September 1996. Dr. Coleman has been employed by Blue Cross & Blue Shield of Texas, Inc. ("BCBS of Texas") since 1976, and has served in various executive capacities for BCBS of Texas since 1986, including as its President since January 1991. In addition, since January 1991, Dr. Coleman has served as a director of the Blue Cross & Blue Shield Association, the national association of Blue Cross & Blue Shield plans. Since the merger between BCBS of Texas and Blue Cross & Blue Shield of Illinois in December 1998, Dr. Coleman has served as Chairman of the Board of its parent company, Health Care Service Corporation.

     Stephen L. Green has served as a director of the Company since June 1993. Mr. Green currently serves as a General Partner of Canaan Partners, a venture capital firm. Prior to joining Canaan Partners in November 1991, Mr. Green served as Managing Director in GE Capital's Corporate Finance Group for more than five years. Mr. Green currently serves on the Board of Directors of the following public companies: Mortgage.com, Inc. and Suiza Foods Corporation.

     Jeffrey R. Jay, M.D., has served as a director of the Company since August 1993. Since September 1993, he has been a General Partner of J. H. Whitney & Co., a venture capital firm. Dr. Jay currently is a national advisory member of the American Medical Association's Physician Capital Source Committee. Dr. Jay serves as a director on the board of each of NMT Medical, Inc. and CareScience, Inc.

     Michael D. Ware has served as a director of the Company since July 1993. Mr. Ware is a co-founder of Advance Capital Markets, Inc., a private investment firm, and has served as its Managing Director since January 1989. Prior to founding Advance Capital Markets, Inc., Mr. Ware was the President of Reliance Energy Services, Inc.

EXECUTIVE OFFICERS

     Set forth below is a table identifying the executive officers of the Company who are not directors of the Company:

Name                                         Age                     Position
----                                         ---                     --------

Joseph J. Filipek, Jr., P.D.................   45      Executive Vice President
T. Danny Phillips...........................   41      Executive Vice President, Chief Financial Officer,
                                                       Secretary and Treasurer
John H. Sattler, R.Ph.......................   48      Senior Vice President, Sales and Marketing
Alan T. Wright, M.D., M.P.H.................   44      Senior Vice President and Chief Medical Officer
Robert W. Horner, III.......................   39      Senior Vice President, General Counsel
Andrew C. Garling, M.D......................   55      Senior Vice President, Clinical Division
Ernest Buys.................................   58      Senior Vice President, Operations
Rudy Mladenovic.............................   42      Senior Vice President, Trade Relations

     Joseph J. Filipek, Jr., P.D. joined the Company in December 1993 and currently serves as an Executive Vice President of the Company. Prior to joining the Company, Dr. Filipek founded Advance Paradigm Clinical Services, Inc. ("Advance Clinical") in 1991 as a wholly owned subsidiary of Blue Cross & Blue Shield of Maryland, Inc. ("BCBS of Maryland") and has continuously served as its Chief Executive Officer and President. Advance Clinical is a wholly owned subsidiary of the Company, acquired by the Company in December 1993. From 1985 to 1990, Dr. Filipek served as Director of Pharmacy for FreeState Health Plan, and from 1982 to 1984, he held various managerial positions in the Department of Pharmacy, University of Maryland.

     T. Danny Phillips joined the Company in February 1992 and currently serves as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and its subsidiaries. Prior to joining the Company, Mr. Phillips served as Chief Financial Officer of Aloha Petroleum, Ltd., a retail gasoline company, from April 1991 to February 1992. From 1985 to April 1991, Mr. Phillips served in various financial management positions for

Harken Energy Corporation, a publicly held company, and its then wholly owned subsidiary E-Z Serve, Inc. Prior to 1985, Mr. Phillips, a certified public accountant, was with the accounting firm of Condley and Company.

     John H. Sattler, R.Ph., joined the Company in 1994 and serves as Senior Vice President, Sales and Marketing of the Company. Prior to joining the Company, Mr. Sattler served as Vice President, Sales and Marketing for Health Care Pharmacy Providers, Inc. from September 1992 to November 1994. Prior to 1992, he served as Manager of Third Party Marketing for American Drug Stores, Inc.

     Alan T. Wright, M.D., M.P.H., joined the Company in April 1994 and currently serves as Senior Vice President and Chief Medical Officer of the Company. Dr. Wright has been serving as the Senior Vice President and Chief Medical Officer of the Company since February 15, 1996. From 1992 to April 1994, he served as Associate Corporate Medical Director at BCBS of Maryland. Before 1992, he served as Medical Director for Aetna Health Plans of the Mid-Atlantic Region. He currently is a diplomate to the American Board of Internal Medicine and the National Board of Medical Examiners.

     Robert W. Horner, III joined the Company in August 1999 and serves as Senior Vice President, General Counsel. Prior to joining the Company, from November 1996, Mr. Horner served as Senior Vice President, General Counsel and Secretary for Vitalink Pharmacy Services, Inc. On August 28, 1998, Mr. Horner resigned from his positions as Senior Vice President and Secretary of Vitalink pursuant to the terms of Vitalink's merger agreement with Genesis Health Ventures, Inc. and continued to serve as General Counsel of Vitalink until January 1999. From March 1996 to November 1996, Mr. Horner served as General Counsel and Secretary of In Home Health, Inc., an affiliated company of Vitalink. Prior to March 1996, Mr. Horner served as an attorney for Manor Care, Inc., also an affiliated company of Vitalink.

     Andrew C. Garling, M.D. joined the Company in August 1999 and serves as Senior Vice President, Clinical Division. Prior to joining the Company, from 1997 to 1999, Dr. Garling served as Chief Medical Officer and Senior Vice President of the Payor Solutions Group at McKesson HBOC. From 1995 to 1997, Dr. Garling served as Vice President and Chief Medical Officer of Advanced Health Inc., a physician practice management company. Prior to 1995, Dr. Garling served as Chief Information Officer of the Southern Group Operations of Prudential Healthcare Systems Inc.

     Ernest Buys joined the Company in June 1994 and currently serves as the Senior Vice President of Operations. During the period December 1996 through April 2000, Mr. Buys served as Chief Information Officer of the Company. In addition, Mr. Buys has served since 1994 as the Chief Operating Officer of Advance Paradigm Data Services, Inc., the Company's claims processing subsidiary. From 1989 to 1994, he served as Vice President of Information Services for Perform Cost Management.

     Rudy Mladenovic joined the Company in December 1999 and currently serves as Senior Vice President, Trade Relations. Prior to joining the Company, Mr. Mladenovic served as the Executive Director of Anthem Blue Cross & Blue Shield Midwest, a four million member division of Anthem, Inc. Prior to joining Anthem Blue Cross & Blue Shield Midwest, he was the Vice President and Executive Director of Anthem Prescription Management, Inc., a wholly owned subsidiary of Anthem, Inc. From 1993 to 1995, he served as Vice President Sales for Athena of North America, Inc., and Acordia Health Industry Services, Inc., each a wholly owned subsidiary of Anthem, Inc.

     The executive officers named above were elected to serve in such capacities until their respective successors have been duly elected and have been qualified or until their earlier death, disqualification, retirement, resignation or removal from office.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's Directors and Executive Officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the Company's knowledge and based solely on review of the copies of such reports furnished to the Company during the period commencing April 1, 1999 and ending March 31, 2000, its Officers, Directors and greater than 10% stockholders had complied with all applicable Section 16(a) filing requirements, except for a late filing of a Form 4 due in January 2000 with respect to T. Danny Phillips.

ITEM 11.  EXECUTIVE COMPENSATION

     Amounts and prices related to shares of Common Stock have been adjusted to give effect to a two-for-one stock split of the Common Stock, effected in the form of a stock dividend paid on November 30, 1999. The following table sets forth information with respect to the compensation paid or awarded by the Company to its chief executive officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 (the "Named Executives") for services rendered in all capacities for fiscal years 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                                                                   Awards
                                                                                ------------
                                                    Annual Compensation          Securities
                                                 -------------------------       Underlying         All Other
Name and Office                         Year     Salary ($)      Bonus ($)       Options (#)      Compensation
---------------                         ----     ----------      ---------      ------------      ------------

David D. Halbert                        2000       $501,923       $482,692         150,000              --
    Chairman of the Board and           1999        383,333        383,333          75,000              --
    Chief Executive Officer             1998        308,654        172,500              --              --

Jon S. Halbert                          2000        352,692        175,000         100,000              --
    Vice Chairman and Head of           1999        266,667        186,667          50,000              --
    e-Business and Technology           1998        216,731        113,620              --              --

David A. George (1)                     2000        262,199        175,000         100,000              --
    President                           1999          9,615         14,583         150,000              --
                                        1998             --             --              --              --

Joseph J. Filipek, Jr.                  2000        231,223        107,115          25,000              --
    Executive Vice President            1999        199,277         95,439          40,000              --
                                        1998        175,898         84,845              --              --

T. Danny Phillips                       2000        258,076        149,077          80,000              --
    Senior Vice President and           1999        196,667        118,000          40,000              --
    Chief Financial Officer             1998        168,846         81,290              --              --

----------

(1)  Mr. George joined the Company in March 1999.

     The following table sets forth information regarding the stock option grants made by the Company to the Named Executives during fiscal year 2000. In addition, in accordance with the regulations of the Securities and Exchange Commission (the "Commission"), hypothetical gains or "option spreads" that would exist for the respective options are shown. These gains are based on assumed rates of annual stock price appreciation of 5% and 10% from the date the options were granted.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential Realizable
                                               Percent of                                    Value at Assumed
                                                  Total                                       Annual Rates of
                                Number of        Options                                        Stock Price
                               Securities      Granted to                                    Appreciation For
                               Underlying       Employees   Exercise of                       Option Term(2)
                                 Options        in Fiscal   Base Price    Expiration          --------------
Name                           Granted(1)         Year        ($/Sh)          Date         5%($)          10%($)
----                           ----------         ----        ------          ----         -----          ------

David D. Halbert (3)..........  150,000           10.6%        $18.67       1/28/10     1,761,000       4,464,000
Jon S. Halbert (3)............  100,000            7.1          18.67       1/28/10     1,174,000       2,976,000
David A. George (3)...........  100,000            7.1          18.67       1/28/10     1,174,000       2,976,000
Joseph J. Filipek, Jr. (3)....   25,000            1.8          18.67       1/28/10       293,500         744,000
T. Danny Phillips (3).........   80,000            5.6          18.67       1/28/10       939,200       2,380,800

----------

(1) The options reflected in this table were all granted under the Company's 1993 Incentive Stock Option Plan. The date of grant is 10 years prior to the expiration date listed.

(2) These amounts represent only certain assumed rates of appreciation based on the grant date value in accordance with the Commission's executive compensation rules. Actual gains, if any, on stock option exercises will depend on future performance of the Common Stock. No assurance can be given that the values reflected in these columns will be achieved.

(3) The options vest and become exercisable in cumulative installments of one-fifth of the number of shares of Common Stock upon the first five anniversaries of the date of grant so long as the officer remains an employee of the Company or its affiliates on such anniversaries.

     The following table summarizes pertinent information concerning the number and value of any options held by the Named Executives at March 31, 2000.

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Securities Underlying           Value of Unexercised
                                                              Unexercised Options at             In-the-Money Options at
                                                                Fiscal Year-End (#)                 Fiscal Year-End ($)
                                                         ----------------------------------  ---------------------------------
                               Shares
                            Acquired on     Value
Name                        Exercise (#) Realized ($)    Exercisable      Unexercisable (1)  Exercisable (2)  Unexercisable (2)
----                        ------------ ------------    -----------      -----------------  ---------------  -----------------

David D. Halbert.........         10,000     204,788        659,996            320,000          6,147,856           368,750
Jon S. Halbert...........             --          --        695,500            230,000          6,665,592           368,750
David A. George..........             --          --         40,000            210,000                  0                 0
Joseph J. Filipek, Jr. ..         12,500     342,500        168,500            119,000          1,250,437           221,250
T. Danny Phillips........          4,000      79,850        148,500            167,000          1,075,387           169,625

----------

(1) Upon the consummation of a sale of substantially all of the Common Stock or assets of the Company or a merger in which the Company is not the surviving corporation, the options will vest immediately prior to such transaction.

(2) The value of the options is based upon the difference between the March 31, 2000 market value of $11 7/8 per share and the exercise price.

EMPLOYMENT AGREEMENTS

     Effective as of March 1, 1999, the Company entered into a two-year employment agreement with Mr. George to serve as Executive Vice President of the Company. Mr. George is entitled to receive an annual base salary of $250,000, subject to increases as may be determined by the Company. In addition, the employment agreement provides that Mr. George is entitled to participate in any bonus or benefit plans of the Company. Further, the employment agreement grants 60,000 qualified stock options to Mr. George, which vest over four years. The employment agreement contains confidentiality, noncompetition and nonsolicitation provisions effective during the term of the employment and for one year after employment has terminated.

     In connection with the Company's acquisition of Advance Clinical in December 1993, Advance Clinical entered into a three-year employment agreement with Dr. Filipek. This contract was extended in December 1996 for a term of three years and again in April 1999 for an additional three-year term. Dr. Filipek, employed as President and Chief Executive Officer of Advance Clinical, is entitled to an annual base salary of $215,000, subject to a target annual increase of $15,000. In addition, the employment agreement provides that Dr. Filipek is entitled to participate in any bonus, insurance, 401(k) or other plans generally available to Advance Clinical's employees. Further, the employment agreement granted a total of 97,500 qualified stock options to Dr. Filipek, which vest over five years. The employment agreement contains confidentiality, noncompetition and non-solicitation provisions effective during the term of employment and for one year after employment has terminated, unless employment is terminated for cause, in which case the noncompetition provision will survive for two years.

     Effective as of January 1, 2000, the Company entered into an amendment to an employment agreement dated as of November 14, 1996 with Mr. Sattler to serve as the Company's Senior Vice President, Sales and Marketing. The amendment, among other things, extended the term of the employment agreement until December 31, 2002. Pursuant to the amendment, Mr. Sattler is entitled to receive an annual base salary of $215,000, subject to annual increases. In addition, Mr. Sattler is entitled to participate in any bonus and benefit plans of the Company. Further, the amendment grants 30,000 qualified stock options to Mr. Sattler, which vest over five years. The employment agreement contains confidentiality, noncompetition and non-solicitation provisions effective during the term of the employment and for one year after employment has terminated.

     Effective as of February 15, 1996, the Company entered into a three-year employment agreement with Dr. Wright to serve as Senior Vice President and Chief Medical Officer of the Company. This agreement was amended on April 1, 1999, for a term ending March 31, 2002. Under the amended agreement, Dr. Wright is entitled to an annual base salary of $200,000 with such increases as may be determined by the Company. In addition, the employment agreement provides that Dr. Wright is entitled to participate in certain bonus or benefit plans of the Company. The employment agreement, as amended, grants a total of 38,750 qualified stock options to Dr. Wright, which vest over five years. The employment agreement contains confidentiality, noncompetition and non-solicitation provisions effective during the term of employment and for one year after employment has terminated, unless employment is terminated for cause, in which case the noncompetition provision will survive for two years.

STOCK OPTION PLANS

     1993 Incentive Plan. On July 30, 1993, the Board of Directors and the stockholders of the Company adopted the Amended and Restated 1993 Incentive Stock Option Plan which provides for the grant of qualified stock options to officers and key employees of the Company. The purpose of the 1993 Incentive Plan is to assist the Company in attracting and retaining key employees. A total of 6,718,000 shares of Common Stock has been reserved for issuance under the 1993 Incentive Plan. As of June 30, 2000, 810,056 shares of Common Stock remained available for future grants under the 1993 Incentive Plan. The options granted under the 1993 Incentive Plan are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

     In connection with the merger of Advance Health Care, Inc. ("Advance Health Care") with and into the Company, the 1993 Incentive Plan was amended to increase the number of shares reserved for issuance thereunder to 3,719,000 and the Advance Health Care incentive stock option plan was merged with and into the 1993 Incentive Plan. Holders of options under the Advance Health Care incentive stock option plan received options to purchase Common Stock under the 1993 Incentive Plan. On October 29, 1998, the stockholders of the Company approved an amendment to the 1993 Incentive Plan, which amendment increased the number of shares reserved for issuance under the 1993 Incentive Plan to 4,718,000. On November 10, 1999, the stockholders of the Company approved an amendment to the 1993 Incentive Plan, which amendment increased the number of shares reserved for issuance under the 1993 Incentive Plan to 6,718,000.

     The 1993 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which is comprised of directors who are not participants in the 1993 Incentive Plan. Subject to the provisions of the 1993 Incentive Plan, the Compensation Committee has the authority to administer the 1993 Incentive Plan and determine, among other things, the interpretation of any provision of the 1993 Incentive Plan, the eligible employees who are to be granted stock options, the number of shares which may be issued and the option exercise price. In no event will options be granted at prices less than the fair market value of the Common Stock on the date of grant. No option can be granted for a term of more than ten years.

     Options granted under the 1993 Incentive Plan are not transferable other than by will or under the laws of descent and distribution, and are exercisable during the lifetime of the optionee or his guardian or legal representative. Upon termination of the optionee's employment with the Company, the period of time during which the stock options are exercisable is restricted to three months. The Board of Directors has the right to amend, suspend or terminate the 1993 Incentive Plan at any time, but no such action can affect or impair the rights of any optionee under any options granted prior to such action. Certain amendments must be approved by the holders of Common Stock.

     Advance Clinical Plan. On December 1, 1993, in connection with the Advance Clinical acquisition, the Board of Directors of the Company adopted a second incentive stock option plan (the "Advance Clinical Plan"), the terms and provisions of which are identical to those of the 1993 Incentive Plan. A total of 357,500 shares of Common Stock were reserved for issuance under this second incentive stock option plan, all of which have been issued to employees of Advance Clinical.

     1997 Nonstatutory Stock Option Plan. On May 1, 1997, the Board of Directors and the stockholders of the Company adopted the Amended and Restated 1997 Nonstatutory Stock Option Plan (the "Nonstatutory Plan"), which provides for the grant of stock options to directors, officers, consultants, advisors and employees of the Company. The purpose of the Nonstatutory Plan is to advance the interests of the Company by encouraging stock ownership on the part of certain directors, officers, consultants, advisors and employees, by enabling the Company to secure and retain the services of highly qualified persons, and by providing such persons with an additional incentive to advance the success of the Company. A total of 600,000 shares of Common Stock has been reserved for issuance under the Nonstatutory Plan. As of June 30, 2000, options to purchase 530,790 shares of Common Stock have been granted thereunder.

     The Nonstatutory Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Nonstatutory Plan, the Compensation Committee has the authority to administer the Nonstatutory Plan and determine, among other things, the interpretation of any provision of the Nonstatutory Plan, the eligible employees who are to be granted stock options and the number of shares which may be issued. Except as otherwise provided in an optionee's Nonstatutory Stock Option Agreement, the exercise price for each option share will be determined by the Compensation Committee. No option can be granted for a term of more than ten years.

     Options granted under the Nonstatutory Plan may be transferred by the optionee, provided that there is no consideration for such transfer, the optionee remains responsible for employment tax and other withholding taxes associated with the exercise of the options, the optionee notifies the Company in writing that such transfer has occurred and the Company approves the transfer documents (which approval will not be unreasonably withheld). Upon termination of the optionee's service relationship with the Company, the period of time during which the stock options are exercisable is restricted to twelve months. The Board of Directors has the right to alter, amend, suspend or discontinue the Nonstatutory Plan, or alter or amend any and all option agreements granted thereunder.

INCENTIVE COMPENSATION PLAN

     Employees of the Company who hold director-level positions or higher are eligible to receive annual incentive-based bonus payments if the Company meets or exceeds certain predetermined annual performance goals. The bonuses payable under the incentive compensation plan are based on a percentage of each participating employee's salary. One-half of the bonus is payable upon the Company meeting the predetermined performance goals, with the other one-half subject to the satisfaction of certain performance goals as determined by management for such individual participant.

401(k) PLAN

     The Company has established a tax-qualified employee savings and retirement plan (the "401(k) Plan"). All employees who have been employed by the Company for at least six months are eligible to participate. Employees may contribute to the 401(k) Plan subject to a statutory annual limit. The Company is required to make contributions to the 401(k) Plan of at least 50% of the first 6% of salary deferral contributed by each participant. For the fiscal year ended March 31, 2000, the Company contributed an aggregate of $623,000 to the 401(k) Plan.

COMPENSATION OF DIRECTORS

     Each non-officer director received $2,000 per meeting attended and $1,000 per committee meeting attended during the year ended March 31, 2000. The Company reimburses directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings. Directors are eligible to receive nonstatutory stock options under the Company's 1997 Nonstatutory Stock Option Plan. See "Executive Compensation -- Stock Option Plans" for a description of such plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

     In fiscal year 2000, decisions with respect to the compensation of the Company's executive officers and other employees were made by a Compensation Committee consisting of Dr. Coleman and Messrs. Green and Ware. None of the members of the Compensation Committee is an officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of June 30, 2000 with respect to
(i) each person known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) each of the Company's directors and Named Executives; and (iii) all directors and executive officers as a group. Pursuant to the rules of the Commission, in calculating percentage ownership, each person is deemed to beneficially own his own shares subject to options exercisable within 60 days after June 30, 2000, but options owned by others (even if exercisable within 60 days) are deemed not to be outstanding shares.

                                                                            Beneficial Ownership
                                                                      ---------------------------------
                                                                        Number              Percentage
                                                                      ----------          -------------

Health Care Service Corporation (1)...........................         2,182,222               10.1%
     300 E. Randolph Drive, 15th Floor
     Chicago, IL 60601
Essex Investment Management Corp. (2).........................         1,767,110                8.2
     125 High Street
     Boston, MA 02110
Pilgrim Baxter & Associates, Ltd. (3).........................         1,664,800                7.7
     825 Duportail Road
     Wayne, PA 19087
Chase Manhattan Corporation (4)...............................         1,377,550                6.4
     270 Park Avenue
     New York, NY 10017
David D. Halbert (5)..........................................         1,401,837                6.3
     545 E. John Carpenter Freeway, Suite 1570,
     Irving, TX 75062
Warburg Pincus Asset Management, Inc. (6).....................         1,078,632                5.0
     466 Lexington Avenue
     New York, NY 10017
Jon S. Halbert (7)............................................           880,844                4.0
Joseph J. Filipek (8).........................................           184,500                *
T. Danny Phillips (9).........................................           212,500                *
David A. George (10)..........................................            40,000                *
All directors and executive officers
     as a group (15 persons) (11).............................         5,290,619               22.3%

----------

*Less than 1%.

(1) Based upon information filed by Health Care Service Corporation with the Securities and Exchange Commission on Schedule 13G on February 16, 1999. These shares represent shares issued in April 1998 upon the conversion of the Series B Preferred Stock held by BCBS of Texas, a predecessor of Health Care Service Corporation. Dr. Coleman, a director of the Company, is an officer of BCBS of Texas.

(2) Based upon information filed by Essex Investment Management Corp. with the Securities and Exchange Commission on Schedule 13G on January 8, 1999.

(3) Based upon information filed by Pilgrim Baxter & Associates, Ltd. with the Securities and Exchange Commission on Schedule 13G filed January 7, 2000.

(4) Based upon information filed by Chase Manhattan Corporation and its wholly-owned subsidiary, The Chase Manhattan Bank, with the Securities and Exchange Commission on Schedule 13G on February 10, 2000.

(5) Includes 689,996 shares issuable pursuant to options which are exercisable within 60 days of June 30, 2000. Includes 39,184 shares held by Halbert & Associates, Inc. David D. Halbert may be deemed to beneficially own all of the shares held by Halbert & Associates, Inc. Also includes 63,792 shares of Common Stock held for the benefit of Mr.
       D. Halbert's minor children, as to which Mr. D. Halbert disclaims beneficial ownership.

(6) Based upon information filed by Warburg Pincus Asset Management, Inc. with the Securities and Exchange Commission on Schedule 13G on January 15, 1999.

(7) Includes 715,500 shares issuable pursuant to options which are exercisable within 60 days of June 30, 2000. Includes 39,184 shares held by Halbert & Associates, Inc. Jon S. Halbert may be deemed to beneficially own all of the shares held by Halbert & Associates, Inc. Also includes 57,660 shares of Common Stock held for the benefit of Mr.
       J. Halbert's minor children, as to which Mr. J. Halbert disclaims beneficial ownership.

(8) Includes 184,500 shares issuable pursuant to options which are exercisable within 60 days of June 30, 2000.

(9) Includes 164,000 shares issuable pursuant to options which are exercisable within 60 days of June 30, 2000.

(10) Includes 40,000 shares issuable pursuant to options which are exercisable within 60 days of June 30, 2000.

(11) Includes 2,231,406 shares beneficially held by entities affiliated with certain directors and includes 2,166,696 shares subject to stock options held by officers and directors exercisable within 60 days of June 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REGISTRATION RIGHTS

     On June 25, 1996, the Company and BCBS of Texas, a predecessor of Health Care Service Corporation, entered into a stock purchase agreement pursuant to which BCBS of Texas was granted certain registration rights with respect to shares of Company stock purchased thereunder. Dr. Coleman, a director of the Company, has been employed by BCBS of Texas since 1976, and currently serves as its President.

ADVANCE CAPITAL MARKETS

     In fiscal 1999, the Company paid Advance Capital Markets ("ACM") a fee of approximately $60,800 in exchange for financial advisory services provided to the Company in connection with potential acquisitions. The fees paid are equivalent to or less than similar fees incurred in arm's-length transactions. Michael Ware, a director of the Company, is the Managing Director of ACM.

     The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (c) Exhibits.

Exhibit No.                                      Exhibits
-----------                                      --------
2.1(a)            ---      Stock Purchase Agreement, dated effective as of
                           December 1, 1998, by and among Advance Paradigm, Inc.
                           (the "Company"), Baumel-Eisner Neuromedical
                           Institute, Inc., Barry Baumel, M.D. and Larry S.
                           Eisner, M.D.

2.2(b)            ---      Purchase Agreement, dated as of February 26, 1999,
                           among Foundation Health Systems, Inc., Foundation
                           Health Corporation, Foundation Health Pharmaceutical
                           Services, Inc., Integrated Pharmaceutical Services,
                           Inc. and the Company.

3.1(c)            ---      Amended and Restated Certificate of Incorporation of
                           the Company.

3.2(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of the Company.

3.3(c)            ---      Certificate of Correction to the Amendment to the
                           Certificate of Incorporation of the Company.

3.4(c)            ---      Amended and Restated Bylaws of the Company.

3.5(c)            ---      Certificate of Incorporation of Advance Pharmacy
                           Services, Inc.

3.6(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of Advance Pharmacy Services, Inc.

3.7(c)            ---      Certificate of Correction to the Certificate of
                           Amendment to the Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.8(c)            ---      Certificate of Amendment to the Certificate of
                           Incorporation of Advance Pharmacy Services, Inc.

3.9(c)            ---      Bylaws of Advance Pharmacy Services, Inc.

4.1(d)            ---      Specimen Certificate for shares of Common Stock,
                           $0.01 par value, of the Company.

4.2(e)            ---      Amended and Restated Incentive Stock Option Plan.

4.3(e)            ---      Incentive Stock Option Plan.

4.4(c)            ---      Warrant Agreement, dated as of September 12, 1996, by
                           and between the Company and VHA, Inc.

4.5(c)            ---      Form of Agreement and Plan of Merger.

4.6(f)            ---      1997 Nonstatutory Stock Option Plan.

4.7(b)            ---      Warrant Agreement, dated as of February 26, 1999, by
                           and between the Company and Foundation Health
                           Systems, Inc.

4.8(i)            ---      Warrant Agreement, dated as of February 25, 1999, by
                           and between the Company and Arkansas BlueCross
                           BlueShield.

4.9(i)            ---      Warrant Agreement, dated as of June 12, 1998, by and
                           between the Company and Wellmark, Inc.

10.1(c)           ---      Managed Pharmaceutical Agreement, dated November 1,
                           1993, by and between Advance Data and the Mega Life &
                           Health Insurance Company.

10.2(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Data, Advance
                           Mail and David D. Halbert.

10.3(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Mail, Advance
                           Data and Jon S. Halbert.

10.4(c)           ---      Nondisclosure/Noncompetition Agreement, dated August
                           4, 1993, between the Company, Advance Mail, Advance
                           Data and Danny Phillips.

10.5(d)           ---      Employment Agreement, effective as of December 1,
                           1996, by and between Advance Clinical (formerly
                           ParadigM) and Joseph J. Filipek, Jr. and, for the limited purposes of Sections 3(d), 3(g) and 3(h) thereof, the Company.

10.6(d)           ---      Employment Agreement, effective as of November 14,
                           1996, by and between the Company and John H. Sattler.

10.7(d)           ---      Employment Agreement, effective as of June 17, 1996,
                           by and between the Company and Ernest Buys.

10.8(c)           ---      Employment Agreement, effective as of February 15,
                           1996, by and between the Company and Alan T. Wright.

10.9(c)           ---      Form of Health Benefit Management Services Agreement.

10.10(c)          ---      Sublease, dated May 2, 1996, between Lincoln National
                           Life Insurance Company and Advance Data.

10.11(c)          ---      Lease, dated March 6, 1994, by and between Hill
                           Management Services, Inc. and Advance Clinical
                           (formerly ParadigM).

10.12(c)          ---      Lease Agreement, dated as of February 24, 1989, as
                           amended November 30, 1992, and December 1992, by and between TRST Las Colinas, Inc. and Advance Health
                           Care.

10.13(c)          ---      Managed Pharmacy Benefit Services Agreement, dated
                           September 1, 1995, between the Company and BCBS of
                           Texas.

10.14(g)          ---      Agreement and Plan of Merger, dated February 9, 1998,
                           by and among the Company, IMR, Inc. and Innovative
                           Medical Research, Inc., Walter Stewart, Richard
                           Lipton, The Lianna Lipton Trust, The Justin Lipton
                           Trust, Stuart Bell, The Curren Bell Trust, The Kylie
                           Bell Trust and The Ian Bell Trust.

10.15(h)          ---      Consulting Agreement, effective as of December 15,
                           1998, by and between the Company and David A. George.

10.16(b)          ---      Pharmacy Benefit Services Agreement, effective as of
                           April 1, 1999, by and between the Company, Foundation
                           Health Systems, Inc. and Integrated Pharmaceutical
                           Services, Inc.

10.17(b)          ---      Credit Agreement, dated as of March 31, 1999, among
                           the Company, the banks named in the Credit Agreement, NationsBanc Montgomery Securities LLC and
                           NationsBank, N.A.

10.18(b)          ---      Guaranty, dated as of March 31, 1999, by each
                           subsidiary of the Company, in favor of NationsBank, N.A.

10.19(i)          ---      Commercial Lease Agreement, commencing November 1,
                           1998, by and between Crin-Richardson I, L.P. and the Company.

10.20(k)          ---      First Amendment to Employment Agreement dated as of
                           January 1, 2000 by and between the Company and John
                           H. Sattler.

11.1(j)           ---      Statement regarding computation of per share
                           earnings.

21.1(j)           ---      Subsidiaries of the Company.

23.1(k)           ---      Consent of Arthur Andersen LLP.

27.1(j)           ---      Financial Data Schedule.

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

(j) Previously filed in connection with the Company's Form 10-K for the year ended March 31, 2000, and incorporated herein by reference.

(k)      Filed herewith.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on July 28, 2000 on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCE PARADIGM, INC.


                              By:   /s/ DAVID D. HALBERT
                                    -------------------------------------------
                                    David D. Halbert
                                    Chairman of the Board and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                                       Title                                  Date
     ---------                                       -----                                  ----

/s/ DAVID D. HALBERT                        Chairman of the Board and                   July 28, 2000
--------------------------------------      Chief Executive Officer
David D. Halbert                            (Principal Executive Officer)


/s/ JON S. HALBERT                          Vice Chairman, e-Business                   July 28, 2000
--------------------------------------      & Technology and Director
Jon S. Halbert


/s/ DAVID A. GEORGE                         President and Director                      July 28, 2000
--------------------------------------
David A. George


/s/ T. DANNY PHILLIPS                       Executive Vice President, Chief             July 28, 2000
--------------------------------------      Financial Officer, Secretary and
T. Danny Phillips                           Treasurer (Principal Financial
                                            and Accounting Officer)


/s/ ROGERS K. COLEMAN, M.D.                 Director                                    July 28, 2000
--------------------------------------
Rogers K. Coleman, M.D.


/s/ STEPHEN L. GREEN                        Director                                    July 28, 2000
--------------------------------------
Stephen L. Green


/s/ JEFFREY R. JAY, M.D.                    Director                                    July 28, 2000
--------------------------------------
Jeffrey R. Jay, M.D.


/s/ MICHAEL D. WARE                         Director                                    July 28, 2000
--------------------------------------
Michael D. Ware

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------

2.1(a)            ---     Stock Purchase Agreement, dated effective as of December 1, 1998, by and among Advance
                          Paradigm, Inc. (the "Company"), Baumel-Eisner Neuromedical Institute, Inc., Barry Baumel,
                          M.D. and Larry S. Eisner, M.D.

2.2(b)            ---     Purchase Agreement, dated as of February 26, 1999, among Foundation Health Systems, Inc.,
                          Foundation Health Corporation, Foundation Health Pharmaceutical Services, Inc., Integrated
                          Pharmaceutical Services, Inc. and the Company.

3.1(c)            ---     Amended and Restated Certificate of Incorporation of the Company.

3.2(c)            ---     Certificate of Amendment to the Certificate of Incorporation of the Company.

3.3(c)            ---     Certificate of Correction to the Amendment to the Certificate of Incorporation of the
                          Company.

3.4(c)            ---     Amended and Restated Bylaws of the Company.

3.5(c)            ---     Certificate of Incorporation of Advance Pharmacy Services, Inc.

3.6(c)            ---     Certificate of Amendment to the Certificate of Incorporation of Advance Pharmacy Services,
                          Inc.

3.7(c)            ---     Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation
                          of Advance Pharmacy Services, Inc.

3.8(c)            ---     Certificate of Amendment to the Certificate of Incorporation of Advance Pharmacy Services,
                          Inc.

3.9(c)            ---     Bylaws of Advance Pharmacy Services, Inc.

4.1(d)            ---     Specimen Certificate for shares of Common Stock, $0.01 par value, of the Company.

4.2(e)            ---     Amended and Restated Incentive Stock Option Plan.

4.3(e)            ---     Incentive Stock Option Plan.

4.4(c)            ---     Warrant Agreement, dated as of September 12, 1996, by and between the Company and VHA, Inc.

4.5(c)            ---     Form of Agreement and Plan of Merger.

4.6(f)            ---     1997 Nonstatutory Stock Option Plan.

4.7(b)            ---     Warrant Agreement, dated as of February 26, 1999, by and between the Company and Foundation
                          Health Systems, Inc.

4.8(i)            ---     Warrant Agreement, dated as of February 25, 1999, by and between the Company and Arkansas
                          BlueCross BlueShield.

4.9(i)            ---     Warrant Agreement, dated as of June 12, 1998, by and between the Company and Wellmark, Inc.

10.1(c)           ---     Managed Pharmaceutical Agreement, dated November 1, 1993, by and between Advance Data and the
                          Mega Life & Health Insurance Company.

10.2(c)           ---     Nondisclosure/Noncompetition Agreement, dated August 4, 1993, between the Company, Advance
                          Data, Advance Mail and David D. Halbert.

10.3(c)           ---     Nondisclosure/Noncompetition Agreement, dated August 4, 1993, between the Company, Advance
                          Mail, Advance Data and Jon S. Halbert.

10.4(c)           ---     Nondisclosure/Noncompetition Agreement, dated August 4, 1993, between the Company, Advance
                          Mail, Advance Data and Danny Phillips.

10.5(d)           ---     Employment Agreement, effective as of December 1, 1996, by and between Advance Clinical
                          (formerly ParadigM) and Joseph J. Filipek, Jr. and, for the limited purposes of Sections
                          3(d), 3(g) and 3(h) thereof, the Company.

10.6(d)           ---     Employment Agreement, effective as of November 14, 1996, by and between the Company and John
                          H. Sattler.

10.7(d)           ---     Employment Agreement, effective as of June 17, 1996, by and between the Company and Ernest
                          Buys.

10.8(c)           ---     Employment Agreement, effective as of February 15, 1996, by and between the Company and Alan
                          T. Wright.

10.9(c)           ---     Form of Health Benefit Management Services Agreement.

10.10(c)          ---     Sublease, dated May 2, 1996, between Lincoln National Life Insurance Company and Advance
                          Data.

10.11(c)          ---     Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance
                          Clinical (formerly ParadigM).

10.12(c)          ---     Lease Agreement, dated as of February 24, 1989, as amended November 30, 1992, and December
                          1992, by and between TRST Las Colinas, Inc. and Advance Health Care.

10.13(c)          ---     Managed Pharmacy Benefit Services Agreement, dated September 1, 1995, between the Company and
                          BCBS of Texas.

10.14(g)          ---     Agreement and Plan of Merger, dated February 9, 1998, by and among the Company, IMR, Inc. and
                          Innovative Medical Research, Inc., Walter Stewart, Richard Lipton, The Lianna Lipton Trust,
                          The Justin Lipton Trust, Stuart Bell, The Curren Bell Trust, The Kylie Bell Trust and The Ian
                          Bell Trust.

10.15(h)          ---     Consulting Agreement, effective as of December 15, 1998, by and between the Company and David
                          A. George.

10.16(b)          ---     Pharmacy Benefit Services Agreement, effective as of April 1, 1999, by and between the
                          Company, Foundation Health Systems, Inc. and Integrated Pharmaceutical Services, Inc.

10.17(b)          ---     Credit Agreement, dated as of March 31, 1999, among the Company, the banks named in the
                          Credit Agreement, NationsBanc Montgomery Securities LLC and NationsBank, N.A.


10.18(b)          ---     Guaranty, dated as of March 31, 1999, by each subsidiary of the Company, in favor of
                          NationsBank, N.A.

10.19(i)          ---     Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I,
                          L.P. and the Company.

10.20(k)          ---     First Amendment to Employment Agreement dated as of January 1, 2000 by and between the
                          Company and John H. Sattler.

11.1(j)           ---     Statement regarding computation of per share earnings.

21.1(j)           ---     Subsidiaries of the Company.

23.1(k)           ---     Consent of Arthur Andersen LLP.

27.1(j)           ---     Financial Data Schedule.

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

(j) Previously filed in connection with the Company's Form 10-K for the year ended March 31, 2000, and incorporated herein by reference.

(k)      Filed herewith.