Form 10-Q
period 2000-06-30
ADVANCE PARADIGM INC
filed 2000-08-14
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 0-21447

                             ADVANCE PARADIGM, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                     75-2493381
(State of Incorporation)                 (IRS Employer Identification Number)

5215 North O'Connor Blvd., Suite 1600, Irving, Texas                 75039
(Address of principal executive offices)                           (ZIP Code)
(formerly 545 E. John Carpenter Freeway, Suite 1570, Irving, Texas   75062

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

                           YES  X       NO
                               ---         ----

                    Common stock, $.01 par value: 25,097,626
                        outstanding as of August 11, 2000

                             ADVANCE PARADIGM, INC.

                       INDEX TO QUARTERLY REPORT FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                        PAGE
           Item 1.    Financial Statements

                      A.   Condensed Consolidated Balance Sheets as of
                           June 30, 2000 and March 31, 2000                                2

                      B.   Condensed Consolidated Statements of Operations
                           for the Three Months Ended June 30, 2000 and 1999               3

                      C.   Condensed Consolidated Statements of Cash
                           Flows for the Three Months Ended
                           June 30, 2000 and 1999                                          4

                      D.   Notes to Condensed Consolidated Financial Statements            5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  8


PART II.   OTHER INFORMATION                                                              11


SIGNATURES                                                                                12

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        March 31, 2000 June 30, 2000
                                                                        -------------- -------------
                                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $ 50,111,000   $ 51,614,000
   Accounts receivable, net of allowance for doubtful accounts of
     $368,000 and $374,000, respectively                                  187,124,000    193,121,000
   Inventories                                                              5,965,000      6,288,000
   Prepaid expenses and other                                               3,229,000      3,025,000
                                                                         ------------   ------------
     Total current assets                                                 246,429,000    254,048,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $13,679,000 and $15,787,000, respectively           32,619,000     37,451,000
INTANGIBLE ASSETS, net of accumulated amortization of
   $6,078,000 and $7,050,000, respectively                                101,154,000    100,183,000
OTHER ASSETS                                                                7,733,000      7,582,000
                                                                         ------------   ------------
     Total assets                                                        $387,935,000   $399,264,000
                                                                         ============   ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $224,891,000   $227,170,000
   Accrued salaries and benefits                                            5,386,000      4,506,000
   Income taxes payable                                                            --      2,779,000
   Other accrued expenses                                                   2,107,000      2,822,000
                                                                         ------------   ------------
     Total current liabilities                                            232,384,000    237,277,000
NONCURRENT LIABILITIES:
   Long-term debt                                                          50,000,000     50,000,000
   Deferred income taxes                                                    3,904,000      4,324,000
   Other noncurrent liabilities                                             2,139,000      2,157,000
                                                                         ------------   ------------
     Total liabilities                                                    288,427,000    293,758,000
                                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000
     shares authorized; 21,517,154 and 21,537,466
     shares issued and outstanding, respectively                              215,000        215,000
   Additional paid-in capital                                              58,710,000     58,808,000
   Retained earnings                                                       40,583,000     46,483,000
                                                                         ------------   ------------
     Total stockholders' equity                                            99,508,000    105,506,000
                                                                         ------------   ------------
     Total liabilities and stockholders' equity                          $387,935,000   $399,264,000
                                                                         ============   ============


                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended June 30,
                                             --------------------------------
                                                 1999               2000
                                             -------------      -------------
Revenues                                     $ 416,286,000      $ 594,327,000
                                             -------------      -------------

Cost of operations:
Cost of revenues                               403,355,000        576,612,000
Selling, general and
   administrative expenses                       4,875,000          7,328,000
                                             -------------      -------------
           Total cost of operations            408,230,000        583,940,000
                                             -------------      -------------
Operating income                                 8,056,000         10,387,000
Interest income                                    263,000            259,000
Interest expense                                  (914,000)        (1,130,000)
                                             -------------      -------------

Income before income taxes                       7,405,000          9,516,000
Provision for income taxes                       2,814,000          3,616,000
                                             -------------      -------------
Net income                                   $   4,591,000      $   5,900,000
                                             =============      =============

Basic
Net income per share                         $        0.22      $        0.27
                                             =============      =============
Weighted average
   shares outstanding                           21,123,484         21,537,466
                                             =============      =============
Diluted
Net income per share                         $        0.19      $        0.25
                                             =============      =============
Weighted average
   shares outstanding                           24,296,002         23,478,526
                                             =============      =============


                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Three Months Ended June 30,
                                                                 ------------------------------
                                                                     1999              2000
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  4,591,000      $  5,900,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities -
     Depreciation and amortization                                  1,875,000         3,080,000
     Provision for doubtful accounts                                    6,000             6,000
     Change in certain assets and liabilities -
       Accounts receivable                                        (38,403,000)       (6,003,000)
       Inventories                                                 (1,836,000)         (323,000)
       Prepaid expenses and other assets                             (452,000)          355,000
       Accounts payable, accrued expenses
          and other noncurrent liabilities                         24,339,000         5,331,000
                                                                 ------------      ------------
       Net cash provided by (used in) operating activities         (9,880,000)        8,346,000
                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                             (3,017,000)       (6,941,000)
                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Common Stock                       341,000            98,000
     Proceeds from borrowings                                              --         8,000,000
     Payments on long-term obligations                                     --        (8,000,000)
                                                                 ------------      ------------
Net cash provided by financing activities                             341,000            98,000
                                                                 ------------      ------------

INCREASE (DECREASE) IN CASH                                       (12,556,000)        1,503,000
CASH AND CASH EQUIVALENTS, beginning of period                     42,492,000        50,111,000
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                         $ 29,936,000      $ 51,614,000
                                                                 ============      ============


                 See accompanying notes to financial statements.

                     ADVANCE PARADIGM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the June 30, 2000 and 1999 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 2000. The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The Company does not have any derivatives and SFAS 133 does not have a material impact on the Company's financial position or disclosures. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002.

     In December 1999, the SEC staff issued SAB 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenues recognition issues in financial statements. SAB 101 is effective in our fourth fiscal quarter of 2001. Management is currently evaluating the impact of adopting SAB 101.

2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:


                                                  THREE MONTHS ENDED JUNE 30,
                                                     1999             2000
                                                  -----------     -----------
BASIC
Numerator:

Net income                                        $ 4,591,000     $ 5,900,000
                                                  ===========     ===========

Denominator:

Weighted average common
   stock outstanding                               21,123,484      21,537,466
                                                  ===========     ===========
Net income per share                              $      0.22     $      0.27
                                                  ===========     ===========



DILUTED
Numerator:

Net income                                        $ 4,591,000     $ 5,900,000
                                                  ===========     ===========

Denominator:

Weighted average common                            21,123,484      21,537,466
   stock outstanding

Other Dilutive Securities:
Options and warrants using the
  treasury stock method                             3,172,518       1,941,060
                                                  -----------     -----------
Weighted average shares outstanding                24,296,002      23,478,526
                                                  ===========     ===========

Net income per share                              $      0.19     $      0.25
                                                  ===========     ===========

3.   INCOME TAXES

     In the three months ended June 30, 2000 and 1999, the Company recorded a provision for income taxes based upon an estimated, effective tax rate of 38%.

4.   STOCK SPLIT

     On October 12, 1999, the Company announced a two-for one stock split, effected in the form of a stock dividend of our Common Stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the Form 10-Q have been retroactively adjusted to reflect the impact of the stock split in all periods presented.

5. DEBT

     On March 31, 1999, the Company entered into a senior credit facility with a group of lenders. The credit facility consists of a $75 million, 3-year revolving credit facility. As of June 30, 2000, $50 million is outstanding under the credit facility. For the year ended March 31, 2000, the Company exceeded the limit for capital expenditures as required by covenant. The Company received a waiver from the lenders for this covenant violation.

6. SUBSEQUENT EVENTS

     On July 5, 2000, the Company acquired a group of affiliated, privately-held companies, collectively known as FFI Health Services ("FFI"). The Company issued
3.5 million shares of its Common Stock for all of the shares of FFI on a fully diluted basis. The acquisition is anticipated to be accounted for as a tax-free pooling of interest.

     On July 12, 2000, the Company announced the signing of a definitive agreement under which the Company will acquire for $1 billion, 100% of the equity of PCS Health Systems, Inc. The Company will pay the seller $675 million in cash and $200 million in senior subordinated notes. The Company will also issue the seller $125 million in new equity. The acquisition will be accounted for as a purchase. The cash portion of the purchase price will be financed with senior secured debt committed by Merrill Lynch and equity financing of $150 million committed by Joseph Littlejohn and Levy, Inc. The transaction is subject to the approval of the Federal Trade Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of total revenues.


                                               Three Months
                                              Ended June 30,
                                             -----------------
                                             1999        2000
                                             -----       -----
Data Services                                 76.4%       77.0%
Mail Services                                  9.9         9.0
Clinical Services                             13.7        14.0
                                             -----       -----
Total Revenues                               100.0       100.0
                                             -----       -----
Cost of operations:
     Cost of revenues                         96.9        97.0
     Selling, general and administrative
       expenses                                1.2         1.2
                                             -----       -----
         Total cost of operations             98.1        98.2
                                             -----       -----
Operating income                               1.9         1.8
Interest income (expense), net                 (.1)        (.2)
                                             -----       -----
Income before income taxes                     1.8         1.6
Provision for income taxes                     (.7)        (.6)
                                             -----       -----
Net income                                     1.1         1.0
                                             =====       =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Our revenues for the three months ended June 30, 1999 increased by $178.0 million, or 43%, compared to revenues for the three months ended June 30, 1999. Approximately 78% of the increase in revenues was attributable to a 20% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from new contracts signed and implemented throughout the last twelve months with new customers including Foundation Health Systems, Inc. ("FHS"). Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. The increase in claims resulted from strong growth in new customers and from an increase in member lives from existing customers. Approximately 15% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. The remaining 7% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 16% increase in the number of mail prescriptions dispensed.

     COST OF REVENUES. Our cost of revenues for the three months ended June 30, 2000 increased by $173.3 million, or 43%, compared to the same period in 1999. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 97.0% in the three months ended June 30, 2000 compared to 96.9% in the same period in 1999. Revenues from claims processing services generate lower margins than revenues from our other services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expense for the three months ended June 30, 2000 increased by $2.5 million, or 50%, compared to the same period in 1999. This increase was primarily the result of expansion and increases in personnel in management, sales and marketing departments. In spite of the increase, selling, general and administrative expenses as a percentage of revenues was 1.2% for the three months ended June 30, 1999 and 1.2% for the same period in 2000.

     INTEREST INCOME AND INTEREST EXPENSE. Interest expense, net of interest income, for the three months ended June 30, 2000 increased $200,000 compared to the same period in 1999. Interest expense increased as the result of higher interest rates in the three months ended June 30, 2000 compared to the prior year.

     INCOME TAXES. For the three months ended June 30, 2000 and 1999 our recorded income tax expense approximated an effective tax rate of 38%.

     NET INCOME PER SHARE. We reported diluted net income per share of $.25 per share for the three months ended June 30, 2000 compared to $.19 per share for the same period in 1999. The weighted average shares outstanding were 24.3 million and 23.5 million for the three months ended June 30, 1999 and 2000, respectively. The decrease in the weighted average shares resulted primarily from the decrease in our stock price. (See Note 2 for calculation.)

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had working capital of $16.8 million. Our net cash provided by operating activities was $8.3 million for the three months ended June 30, 2000 resulting primarily from the income we generated and due to the timing of receivables and payables resulting from our continued growth. During the three months ended June 30, 2000 we used cash of $6.9 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs (exclusive of acquisitions), including capital expenditures, for at least the next 18 months. As of June 30, 2000 $50 million has been borrowed under our $75.0 million, three year revolving credit facility.

     In July 2000, the Company announced the acquisition of PCS Health Systems ("PCS"). The acquisition of PCS will require additional capital and credit facilities. The $1 billion purchase price will be funded entirely by the issuance of new debt and equity.

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

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.               EXHIBITS

 3.1*           ---       Amended and Restated Certificate of Incorporation

 3.2*           ---       Amended and Restated Bylaws

 27**           ---       Financial Data Schedule

----------

 * Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCE PARADIGM, INC.
                                  (Registrant)

Date: August 11, 2000             By: /s/ David D. Halbert
                                     --------------------------
                                     David D. Halbert, Chief Executive Officer
                                     and Chairman of the Board



Date: August 11, 2000             By: /s/ Danny Phillips
                                     ------------------------
                                     Danny Phillips, Chief Financial Officer,
                                     Executive Vice President, Secretary and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
 3.1*       --       Amended and Restated Certificate of Incorporation

 3.2*       --       Amended and Restated Bylaws

 27**       --       Financial Data Schedule

----------

 * Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Filed herewith.
