Form 10-Q
period 2000-09-30
ADVANCE PARADIGM INC
filed 2000-11-14
CIK 1012956

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                        Commission File Number 0-21447


                            ADVANCE PARADIGM, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                         75-2493381
(State of Incorporation)                    (IRS Employer Identification Number)

5215 North O'Connor, Suite 1600, Irving, Texas              75039
(Address of principal executive offices)                 (ZIP Code)

                                (469) 420-6000
             (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X     NO
                                  ---       ---

                   Common stock, $.01 par value:  29,605,812
                      outstanding as of November 13, 2000

                            ADVANCE PARADIGM, INC.


                      INDEX TO QUARTERLY REPORT FORM 10-Q


Part I.   Financial Information                                         Page

     Item 1.   Financial Statements

               A. Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and March 31, 2000                   2

               B. Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months Ended
                  September 30, 2000 and 1999                             3
               C. Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended
                  September 30, 2000 and 1999                             4

               D. Notes to Condensed Consolidated Financial Statements    5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9

Part II.  Other Information                                              16


Signatures                                                               17

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                  March 31, 2000 September 30, 2000
                                                                  -------------- ------------------
            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $ 55,243,000  $ 66,452,000
 Accounts receivable, net of allowance for doubtful accounts of
  $1,248,000 and $1,260,000, respectively                           200,288,000   221,800,000
 Inventories                                                          5,965,000     4,781,000
 Prepaid expenses and other                                           3,241,000     4,014,000
                                                                   ------------  ------------
  Total current assets                                              264,737,000   297,047,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 and amortization of $14,311,000 and $18,948,000, respectively       33,107,000    42,764,000
INTANGIBLE ASSETS, net of accumulated amortization of
 $6,078,000 and $8,021,000 respectively                             101,154,000    99,211,000
OTHER ASSETS                                                          7,740,000     8,122,000
                                                                   ------------  ------------
  Total assets                                                     $406,738,000  $447,144,000
                                                                   ============  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $242,440,000  $272,134,000
 Accrued salaries and benefits                                        5,386,000     4,140,000
 Other accrued expenses                                               4,803,000     6,330,000
                                                                   ------------  ------------
  Total current liabilities                                         252,629,000   282,604,000
NONCURRENT LIABILITIES:
 Long-term debt                                                      50,000,000    50,000,000
 Deferred income taxes                                                3,904,000     2,187,000
 Other noncurrent liabilities                                         2,161,000     4,599,000
                                                                   ------------  ------------
  Total liabilities                                                 308,694,000   339,390,000
                                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000
  shares authorized; 25,017,154 and 25,140,130
  shares issued and outstanding, respectively                           250,000       251,000
 Additional paid-in capital                                          58,927,000    60,320,000
 Retained earnings                                                   38,867,000    47,183,000
                                                                   ------------  ------------
  Total stockholders' equity                                         98,044,000   107,754,000
                                                                   ------------  ------------
  Total liabilities and stockholders' equity                       $406,738,000  $447,144,000
                                                                   ============  ============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three Months Ended September 30,     Six Months Ended September 30,
                                        --------------------------------     ------------------------------
                                            1999                2000             1999             2000
                                        ------------        ------------     ------------    --------------
Revenues                                $455,015,000        $619,655,000     $892,219,000    $1,230,795,000
                                        ------------        ------------     ------------    --------------
Cost of operations:
Cost of revenues                         437,483,000         598,603,000      857,142,000     1,187,563,000
Selling, general and
 administrative expenses                   9,680,000           8,647,000       18,232,000        20,496,000
                                        ------------        ------------     ------------    --------------
  Total cost of operations               447,163,000         607,250,000      875,374,000     1,208,059,000
                                        ------------        ------------     ------------    --------------
Operating income                           7,852,000          12,405,000       16,845,000        22,736,000
Interest income                              241,000             361,000          562,000           710,000
Interest expense                            (965,000)         (1,007,000)      (1,879,000)       (2,136,000)
Merger costs                                    ----          (1,200,000)            ----        (1,200,000)
                                        ------------        ------------     ------------    --------------
Income before income taxes                 7,128,000          10,559,000       15,528,000        20,110,000
Provision for income taxes                 2,709,000           4,208,000        5,901,000         7,824,000
                                        ------------        ------------     ------------    --------------
Net income                              $  4,419,000        $  6,351,000     $  9,627,000    $   12,286,000
                                        ============        ============     ============    ==============

Basic
-----
Net income per share                    $       0.18        $       0.25     $       0.39    $         0.49
                                        ============        ============     ============    ==============
Weighted average
 shares outstanding                       24,686,456          25,140,130       24,654,970        25,088,798
                                        ============        ============     ============    ==============

Diluted
-------
Net income per share                    $       0.16        $       0.22     $       0.34    $         0.44
                                        ============        ============     ============    ==============
Weighted average
 shares outstanding                       28,151,996          28,429,957       27,973,999        27,704,242
                                        ============        ============     ============    ==============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                       1999             2000
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   9,627,000    $  12,286,000
 Adjustments to reconcile net income to
  net cash provided by operating activities -
  Depreciation and amortization                       3,961,000        6,555,000
  Provision for doubtful accounts                        12,000           12,000
  Change in certain assets and liabilities -
   Accounts receivable                              (40,426,000)     (21,524,000)
   Inventories                                       (4,952,000)       1,184,000
   Prepaid expenses
     and other assets                                  (977,000)      (1,155,000)
   Accounts payable, accrued expenses
     and other noncurrent liabilities                44,729,000       30,696,000
                                                  -------------    -------------
   Net cash provided by operating activities         11,974,000       28,054,000
                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                 (8,205,000)     (14,269,000)
                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to FFI owners                            (919,000)      (3,970,000)
 Net proceeds from issuance of Common Stock             687,000        1,394,000
 Proceeds from long-term obligations                 12,000,000       22,000,000
 Payments on long-term obligations                  (12,000,000)     (22,000,000)
                                                  -------------    -------------
 Net cash provided by financing activities             (232,000)      (2,576,000)
                                                  -------------    -------------
INCREASE (DECREASE) IN CASH                           3,537,000       11,209,000
CASH AND CASH EQUIVALENTS, beginning of period       45,895,000       55,243,000
                                                  -------------    -------------
CASH AND CASH EQUIVALENTS, end of period          $  49,432,000    $  66,452,000
                                                  =============    =============

                See accompanying notes to financial statements.

                    ADVANCE PARADIGM, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information in the form prescribed by the Securities and Exchange Commission (the "Commission") in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 2000 and 1999 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended March 31, 2000. The results of operations for the three month and six month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

    The accompanying condensed consolidated financial statements have been restated, in accordance with APB Opinion No. 16, to give retroactive effect, for all periods presented, to the combination of the Company and FFI Health Services on July 5, 2000, which has been accounted for as a pooling of interests. See
Note 2.

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

  In December 1999, the Commission staff issued SAB 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenues recognition issues in financial statements. SAB 101 is effective in our fourth fiscal quarter of 2001. Management is currently evaluating the impact of adopting SAB 101. In connection with our recent acquisitions, the Company is evaluating certain aspects of SAB 101 including gross vs. net reporting of certain revenues. Net reporting of these revenues would have no effect on operating income.

2.  MERGER WITH FFI HEALTH SERVICES

    On July 5, 2000 the Company completed a merger with FFI Health Services which is a privately held health benefit management and direct-to-consumer pharmaceutical marketing services company. FFI Health Services includes the operations of the affiliated companies, First Florida International Holdings, Inc., Phoenix Communications International, Inc., Innovative Pharmaceutical Strategies, Inc., HMN Health Services, and Mature Rx Plus of Nevada, Inc. (collectively "FFI"). FFI, based in Cleveland, Ohio, offers several pharmacy-related product lines marketed under the names aVidaRx (C) , femScript (C) , MatureRx (C)-Plus to under-insured or uninsured individuals, women, and senior citizens. In addition, FFI provides prescription benefit management services to employees and third party administrators. The Company issued 3.5 million shares of its common stock in exchange for all the outstanding shares of FFI.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB No.16. Total combination related costs and provisions are estimated to be approximately $1,200,000 and are reflected as an expense in the post-combination accounting period, the three-month period ended September 30, 2000.

   The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of operations, with those previously reported by the Company. The references to API in this table are to the Company's historical operating results prior to the merger with FFI.

                                 Three Months Ended  Six Months Ended
                                    September 30,      September 30,
                                        1999               1999
                                    ------------       ------------
Revenues :
    API                             $434,713,000       $850,999,000
    FFI                               20,302,000         41,220,000
                                    ------------       ------------

Total supplemental
   consolidated revenues            $455,015,000       $892,219,000
                                    ============       ============

  Net income (loss) :
    API                             $  5,036,000       $  9,627,000
    FFI                                 (617,000)             - 0 -
                                    ------------       ------------

 Total supplemental
   consolidated net income          $ 4 ,419,000       $  9,627,000
                                    ============       ============

3.  NET INCOME PER SHARE


    Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed in the same manner as basic net income per share but includes the number of additional common shares that would have been outstanding for the period if the other dilutive securities had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options and stock warrants, all calculated under the "treasury stock" method in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share".


4.  INCOME TAXES

    In the three months and six months ended September 30, 1999 and 2000, the Company's recorded income tax expense approximated an effective tax rate of 38%. The Company recorded a tax benefit of approximately $274,000 in connection with the merger costs of $1.2 million reflected in the quarter ended September 30, 2000.


5.  STOCK SPLIT

    On October 12, 1999, the Company announced a two-for-one stock split, effected in the form of a stock dividend of our Common Stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the Form 10-Q have been retroactively adjusted to reflect the impact of the stock split in all periods presented.


6.  ACQUISITIONS

    Effective October 1, 2000, Advance Paradigm, Inc. acquired all of the equity of PCS Holding Corporation ("PCS"). The aggregate purchase price paid by the Company was $1.0 billion, of which API paid Rite Aid Corporation ("Rite Aid"), the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in the Company's convertible preferred stock. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph, Littlejohn & Levy, Inc. ("JLL"). The acquisition of PCS will be accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS will be recorded as goodwill. The portion of the purchase price allocated to the net identifiable assets and goodwill is preliminary and subject to revision following the results of an appraisal and further identification of intangible assets.

The following unaudited pro forma information presents the results of operations of the Company as if the PCS acquisition had taken place at the beginning of the periods presented:

                                           Three Months Ended               Six Months Ended
                                              September 30,                   September 30,
                                          1999           2000            1999               2000
                                      ------------   ------------   --------------   --------------
Revenues                              $786,959,000   $942,890,000   $1,514,530,000   $1,882,000,000
Net income (loss)                       (9,733,000)    (9,157,000)      (8,073,000)      (9,887,000)
Net income (loss) per share:
  Basic                                      (0.34)         (0.31)           (0.28)           (0.34)
  Diluted                                    (0.23)         (0.22)           (0.19)           (0.24)
Weight average shares outstanding:
  Basic                                 28,893,456     29,347,130       28,861,970       29,295,798
  Diluted                               41,901,996     42,179,957       41,723,999       41,454,242


6.  DEBT

    In conjunction with the Company's acquisition of PCS the Company obtained an $825 million senior secured credit facility which includes a $175.0 million revolving credit facility, $100 million interim revolving credit facility, and two term notes totaling $550.0 million. The term notes are due on October 2, 2005 and October 2, 2007. The $175 million revolving credit facility accrues interest at LIBOR plus 3%. The term notes accrue interest at LIBOR plus 3% and LIBOR plus 3.5%. The Company intends to refinance the $100 million interim revolving credit facility with a collateralized accounts receivable facility by January 2001. The secured credit facility replaced the $75.0 million, three year revolving credit facility. The senior secured credit facility contains covenants which are typical for this type of document. In addition, the Company issued to Rite Aid $200 million in senior subordinated notes that accrue interest at 11% through April 2002, 12% from April 2002 to October 2002 and 13% thereafter. The Company also issued Rite Aid $125 million in convertible preferred stock, convertible into a class B common stock subject to shareholder approval. In addition, the Company issued $150 million in common stock and preferred convertible stock to JLL.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table sets forth certain consolidated financial data of the Company, for the periods indicated, as a percentage of total revenues. The following table and the amounts included in the subsequent discussion have been restated to give retroactive effect for the combination of the Company and FFI on July 5, 2000.


                                              Three Months            Six Months
                                           Ended September 30,    Ended September 30,
                                          ---------------------  ---------------------
                                              1999       2000        1999       2000
                                             -----      -----       -----      -----
Data Services                                 75.3%      76.6%       75.5%      76.6%
Mail Services                                  9.3        9.4         9.4        9.1
Clinical Services                             15.4       14.0        15.1       14.3
                                             -----      -----       -----      -----
Total Revenues                               100.0      100.0       100.0      100.0
                                             -----      -----       -----      -----
Cost of operations:
  Cost of revenues                            96.2       96.6        96.1       96.5
  Selling, general and administrative
   expenses                                    2.1        1.4         2.0        1.7
                                             -----      -----       -----      -----
     Total cost of operations                 98.3       98.0        98.1       98.2
                                             -----      -----       -----      -----
Operating income                               1.7        2.0         1.9        1.8
Interest income, net of expense                (.1)       (.1)        (.2)       (.1)
Merger costs                                   ---        (.2)        ---        (.1)
                                             -----      -----       -----      -----
Income before income taxes                     1.6        1.7         1.7        1.6
Provision for income taxes                     (.6)       (.7)        (.6)       (.6)
                                             -----      -----       -----      -----
Net income                                     1.0%       1.0%        1.1%       1.0%
                                             =====      =====       =====      =====

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    Revenues. Our revenues for the three months ended September 30, 2000 increased by $164.6 million, or 36%, compared to revenues for the three months ended September 30, 1999. Approximately 80% of the increase in revenues was attributable to a 32% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from increased utilization from new contracts signed throughout the last twelve months with customers including Foundation Health Systems, Inc. ("FHS"), the company's largest customer. Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. The increase in claims resulted from strong growth in new customers and from an increase in member lives from existing customers. Approximately 10% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. The remaining 10% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 25% increase in the number of mail prescriptions dispensed.

    Cost of Revenues. Our cost of revenues for the three months ended September 30, 2000 increased by $161.1 million, or 37%, compared to the same period in 1999. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 96.6% in the three months ended September 30, 2000 compared to 96.2% in the same period in 1999. Revenues from claims processing services generate lower margins than revenues from our other services.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2000 decreased by $1.0 million, or 11%, compared to the same period in 1999. This decrease is due to the merger with FFI in July 2000. In the three months ended September 30, 1999 FFI was accounted for as a Sub-chapter S corporation. Compensation of officers and owners were reflected as selling, general and administrative expenses. In the three months ended September 30, 2000 the FFI officers were employed under employment contracts paying less than their compensation in previous years. Selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for the three months ended September 30, 1999 to 1.4% in the same period in 2000 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.

    Interest Income and Interest Expense. Interest expense, net of interest income, for the three months ended September 30, 2000 decreased only $78,000 compared to the same period in 1999.

    Income Taxes. For the three months ended September 30, 2000 and 1999 our recorded income tax expense approximated an effective tax rate of 38%. The effective rate for the three months ended September 30, 2000 was higher than 38% because the effective benefit rate relating to the merger costs was approximately 22.8%

    Net Income Per Share. We reported diluted net income per share of $.22 per share for the three months ended September 30, 2000 compared to $.16 per share for the same period in 1999. The weighted average shares outstanding were 28.2 million and 28.4 million for the three months ended September 30, 1999 and 2000, respectively. The increase in net income per share is attributable to the items discussed above.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

    Revenues. Our revenues for the six months ended September 30, 2000 increased by $338.6 million, or 38%, compared to revenues for the six months ended September 30, 1999. Approximately 79% of the increase in revenues was attributable to a 41% increase in the number of pharmacy claims processed during the period. The increase in claims resulted from increased utilization from new contracts signed throughout the last twelve months with customers including FHS, the company's largest customer. Substantially all of the new customers utilize our pharmacy network. In cases in which we have an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues. Therefore, new customers that utilize our network will generate higher revenues than new business where we merely administer the customer's network. Approximately 12% of the increase in revenues resulted from an increase in clinical services revenues derived from formulary and disease management services as well as clinical trials. The remaining 9% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 21% increase in the number of mail prescriptions dispensed.

    Cost of Revenues. Our cost of revenues for the six months ended September 30, 2000 increased by $330.4 million, or 39%, compared to the same period in 1999. This increase was attributable primarily to the additional costs associated with our claims processing growth and the new customers that are utilizing our retail pharmacy network, including the new business from FHS. As a percentage of revenues, cost of revenues was approximately 96.5% in the six months ended September 30, 2000 compared to 96.1% in the same period in 1999. Revenues from claims processing services generate lower margins than revenues from our other services.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the six months ended September 30, 2000 increased by $2.3 million, or 12%, compared to the same period in 1999. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.0% for the six months ended September 30, 1999 to 1.7% in the same period in 2000 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers utilizing our network pharmacy providers typically do not result in an increase in selling, general and administrative expenses.


    Interest Income and Interest Expense. Interest expense, net of interest income, for the six months ended September 30, 2000 increased only $109,000 compared to the same period in 1999.

    Income Taxes. For the six months ended September 30, 2000 and 1999 our recorded income tax expense approximated an effective tax rate of 38%. The effective rate for the six months ended September 30, 2000 was somewhat higher than 38% because the effective benefit rate relating to the merger costs was approximately 22.8%.

    Net Income Per Share. We reported diluted net income per share of $.44 per share for the six months ended September 30, 2000 compared to $.34 per share for the same period in 1999. The weighted average shares outstanding were 28.0 million and 27.7 million for the six months ended September 30, 1999 and 2000, respectively. The increase in net income per share is attributable to the items discussed above.


Liquidity and Capital Resources

    As of September 30, 2000, we had working capital of $14.4 million. Our net cash provided by operating activities was $28.1 million for the six months ended September 30, 2000 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the six months ended September 30, 2000 we used cash of $14.3 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

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

Subsequent Acquisition and Financing

    In conjunction with the Company's acquisition of PCS the Company obtained an $825 million senior secured credit facility which includes a $175.0 million revolving credit facility, $100 million interim revolving credit facility, and two term notes totaling $550.0 million. The term notes are due on October 2, 2005 and October 2, 2007. The $175 million revolving credit facility accrues interest at LIBOR plus 3%. The term notes accrue interest at LIBOR plus 3% and LIBOR plus 3.5%. The Company intends to refinance the $100 million interim revolving credit facility with a collateralized accounts receivable facility by January 2001. The secured credit facility replaced the $75.0 million, three year revolving credit facility. The senior secured credit facility contains covenants which are typical for this type of document. In addition, the Company issued to Rite Aid $200 million in senior subordinated notes that accrue interest at 11% through April 2002, 12% from April 2002 to October 2002 and 13% thereafter. The Company also issued Rite Aid $125 million in convertible preferred stock, convertible into a class B common stock. In addition, the Company issued $150 million in common stock and preferred convertible stock to JLL. Class B common stock is subject to shareholder approval at the annual meeting of shareholders scheduled for December 7, 2000.

Risk Factors

    In connection with our recent acquisition of PCS, you should also carefully consider the following risk factors, as well as the discussion of our acquisition of PCS contained in the definitive proxy statement filed on November 6, 2000.

We may not realize the benefits of integrating with PCS or be successful in managing our combined company.

    Our acquisition of PCS was consummated on October 2, 2000. Unless our management is successful in integrating and managing the employees and assets acquired in the transaction in a cost-efficient manner, we will not be able to realize or maintain the operating efficiencies and other benefits sought from the transaction. We cannot assure you that we will be able to successfully integrate our operations with those of PCS, or that we can successfully manage the combined company, and the failure to do so could harm our business.

We have substantial debt obligations that could restrict our operations.

    To finance our acquisition of PCS, we, among other things, entered into an $825 million senior secured credit facility and issued to Rite Aid $200 million in senior subordinated notes. As of June 30, 2000, on a pro forma basis giving effect to our acquisition of PCS and our acquisition of FFI on July 5, 2000, our outstanding debt was approximately $820 million and our ratio of debt to total stockholders' equity was approximately 2.2 to 1.

Our substantial indebtedness could have important consequences, including:

        . increasing our vulnerability to adverse economic and industry conditions;
        . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
        . placing us at a disadvantage compared to our competitors that have less debt; and
        .  limiting our ability to borrow additional funds.

Further, failing to comply with our debt covenants could result in an event of default which, if not cured or waived, could adversely affect us.

    In addition, approximately $620 million of our outstanding debt bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt. Our debt service requirements will require the use of a substantial portion of our operating cash flow to pay interest on our debt instead of other corporate purposes.

New investors own a significant amount of our stock, giving them influence over corporate transactions and other matters.

    In connection with our acquisition of PCS, we issued to JLL, and certain other investors, (i) 65,854 shares of Series A-1 preferred stock, (ii) six shares of Series B preferred stock and (iii) 4,207,000 shares of common stock. In addition, we issued to Rite Aid 125,000 shares of Series A-2 preferred stock. Although the Series A-1 and Series A-2 preferred stock is not presently convertible into our common stock, at the 2000 annual meeting of our stockholders, we are seeking approval of our stockholders to permit such conversion. Assuming all shares of Series A-1, Series A-2 and Series B preferred stock are converted into common stock at the current conversion prices set forth in the certificates of designations for the preferred stock, JLL would beneficially own 19.2% of our common stock, Rite Aid would beneficially own 16.1% of our common stock and together they would own approximately 35.3% of our common stock. Accordingly, these stockholders may be able to substantially influence the outcome of stockholder votes and otherwise influence us. In addition, JLL and Rite Aid, as holders of the preferred stock, have the right to designate four of our eleven directors and we cannot take certain actions without their consent. You should carefully review our definitive proxy statement for the 2000 annual meeting of stockholders filed on November 6, 2000 for a detailed discussion of our acquisition of PCS and the rights of the holders of preferred stock.

Certain proposals to be voted on at our 2000 annual meeting of stockholders will substantially affect our common stock.

    At our 2000 annual meeting of stockholders currently scheduled for December 7, 2000, we are asking our stockholders to, among other things:

        . consider and vote upon a proposal to amend and restate our certificate of incorporation to, among other things, create classes of common stock to be denominated Class A, Class B-1 and Class B-2, reclassify the existing common stock as Class A common stock, increase the number of authorized shares of common stock and change the governance structure of our board of directors, and

        . consider and vote upon a proposal to approve the issuance of shares of Class B-1 common stock and Class B-2 common stock upon conversion of the Series A preferred stock recently issued in connection with our acquisition of PCS.

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

                          PART II.  OTHER INFORMATION

Item 1 is not applicable

Item 2. Changes in Securities and Use of Proceeds.

On July 5, 2000 in connection with our acquisition of FFI, we issued 3.5 million shares of our common stock in exchange for all the outstanding shares of FFI. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) and Rule 506 thereunder on the basis that the transaction was privately negotiated with a limited number of sophisticated persons who took the shares subject to restrictions on resale. A registration statement under the Act for the resale of these securities became effective on November 8, 2000.

Items 3-5 are not applicable.

Item 6.  Exhibits and reports on Form 8-K.

A Form 8-K was filed in connection with the merger of FFI on July 19, 2000 and amended on September 18, 2000 and October 26, 2000.

A Form 8-K was filed in connection with the acquisition of PCS on July 31, 2000 and October 16, 2000 and amended on October 26, 2000.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.      Exhibits
-----------      --------

3.1*        ---  Amended and Restated Certificate of Incorporation

3.2**       ---  Second Amended and Restated Bylaws of the Company


27***       ---  Financial Data Schedule

* Previously filed in connection with our Registration Statement on Form S-1 filed October 8, 1996 (No. 333-06931).

** Previously filed as Exhibit 3.1 to the Company's Form 8-K filed on October 16, 2000


*** Filed herewith.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ADVANCE PARADIGM, INC.
                              (Registrant)



Date: November 13, 2000     By: /s/ David D. Halbert
                                ------------------------------------------
                                David D. Halbert, Chief Executive Officer,
                                Chairman of the Board



Date: November 13, 2000     By: /s/ Danny Phillips
                                ------------------------------------------
                                Danny Phillips, Chief Financial Officer,
                                Executive Vice President,
                                (Principal Financial and
                                Accounting Officer)