Form 10-Q
period 2000-12-31
ADVANCEPCS
filed 2001-02-14
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 0-21447

ADVANCEPCS
(Exact name of registrant as specified in its charter)

Delaware	75-2493381
(State of Incorporation)	(IRS Employer Identification Number)

5215 North O’Connor
Suite 1600
Irving, Texas 75039
(Address of principal executive offices)

(469) 420-6000
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

      As of February 12, 2001, the registrant had (1) 25,734,042 shares of Class A common stock, $.01 par value outstanding, (2) 4,207,300 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 0 shares of Class B-2 common stock, $.01 par value, outstanding.

ADVANCEPCS

ADVANCEPCS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2000	December 31, 2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$55,243,000	$141,350,000

Accounts receivable, net of allowance for doubtful accounts of $1,248,000 and $12,564,000, respectively	200,288,000	1,023,963,000

Inventories	5,965,000	29,980,000

Prepaid expenses and other	3,241,000	7,919,000

Total current assets	264,737,000	1,203,212,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $14,080,000 and $18,275,000, respectively	33,107,000	92,714,000

INTANGIBLE ASSETS, net of accumulated amortization of $6,078,000 and $23,499,000, respectively	101,154,000	1,824,395,000

OTHER ASSETS	7,740,000	22,274,000

Total assets	$406,738,000	$3,142,595,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$—	$11,438,000

Accounts payable	242,440,000	1,381,670,000

Accrued salaries and benefits	5,386,000	25,069,000

Other accrued expenses	4,803,000	130,327,000

Total current liabilities	252,629,000	1,548,504,000

NONCURRENT LIABILITIES:

Long-term debt	50,000,000	798,562,000

Deferred income taxes	3,904,000	380,195,000

Other noncurrent liabilities	2,160,000	21,428,000

Total liabilities	308,693,000	2,748,689,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value; 5,000,000 shares authorized:

Series A-1 convertible preferred stock, $.01 par value; 0 and 65,854 shares issued and outstanding	—	1,000

Series A-2 convertible preferred stock, $.01 par value; 0 and 125,000 shares issued and outstanding,	—	1,000

Common stock, $.01 par value; 100,000,000 shares authorized:

Class A common stock, $.01 par value; 25,017,154 and 25,705,723 issued and outstanding	250,000	257,000

Class B-1 common stock, $.01 par value; 0 and 4,207,300 issued and outstanding	—	42,000

Additional paid-in capital	58,927,000	339,444,000

Retained earnings	38,868,000	54,161,000

Total stockholders’ equity	98,045,000	393,906,000

Total liabilities and stockholders’ equity	$406,738,000	$3,142,595,000

See accompanying notes to financial statements.

ADVANCEPCS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	2000	1999	2000

Revenues	$519,858,000	$2,916,471,000	$1,312,881,000	$4,032,904,000

Cost of operations:

Cost of revenues	499,917,000	2,824,629,000	1,257,864,000	3,897,830,000

Selling, general and administrative expenses	10,362,000	55,072,000	28,593,000	75,568,000

Non-recurring charges	—	680,000	—	680,000

Total cost of operations	510,279,000	2,880,381,000	1,286,457,000	3,974,078,000

Operating income	9,579,000	36,090,000	26,424,000	58,826,000

Interest income	240,000	1,587,000	801,000	2,297,000

Interest expense	(974,000)	(22,114,000)	(2,853,000)	(24,250,000)

Merger costs	—	—	—	(1,200,000)

Income before income taxes	8,845,000	15,563,000	24,372,000	35,673,000

Provision for income taxes	(3,361,000)	(8,585,000)	(9,261,000)	(16,409,000)

Net income	$5,484,000	$6,978,000	$15,111,000	$19,264,000

Basic

Net income per share	$0.22	$0.23	$0.61	$0.72

Weighted average shares outstanding	24,714,000	29,913,000	24,674,000	26,697,000

Diluted

Net income per share	$0.20	$0.16	$0.54	$0.58

Weighted average shares outstanding	27,657,000	44,507,000	27,868,000	33,305,000

See accompanying notes to financial statements.

ADVANCEPCS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,

	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$15,111,000	$19,264,000

Adjustments to reconcile net income to net cash provided by operating activities -

Depreciation and amortization	6,528,000	28,358,000

Provision for doubtful accounts	18,000	2,912,000

Change in certain assets and liabilities -

Accounts receivable	(70,064,000)	(240,301,000)

Inventories	(2,782,000)	2,765,000

Prepaid expenses and other assets	(2,662,000)	(404,693,000)

Accounts payable, accrued expenses and other noncurrent liabilities	76,236,000	711,482,000

Net cash provided by operating activities	22,385,000	119,787,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14,601,000)	(23,232,000)

Purchase of subsidiaries, net of cash acquired	—	(1,047,045,000)

Net cash used in investing activities	(14,601,000)	(1,070,277,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distribution to FFI owners	—	(3,970,000)

Net proceeds from issuance of common stock	836,000	5,567,000

Stock issued to fund acquisition	—	275,000,000

Debt issued to fund acquisition	—	820,000,000

Proceeds from long-term obligations	18,000,000	87,000,000

Payments on long-term obligations	(18,000,000)	(147,000,000)

Net cash provided by financing activities	836,000	1,036,597,000

INCREASE IN CASH	8,620,000	86,107,000

CASH AND CASH EQUIVALENTS, beginning of period	45,895,000	55,243,000

CASH AND CASH EQUIVALENTS, end of period	$54,515,000	$141,350,000

See accompanying notes to financial statements.

ADVANCEPCS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared by AdvancePCS in accordance with generally accepted accounting principles for interim financial information in the form prescribed by the Securities and Exchange Commission, or Commission, in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AdvancePCS’s management, the December 31, 2000 and 1999 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in Form 10-K of AdvancePCS for the year ended March 31, 2000 and the Form 8-K subsequently filed December 14, 2000. The results of operations for the three month and nine month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

      The accompanying condensed consolidated financial statements have been restated, in accordance with APB Opinion No.16, to give retroactive effect, for all periods presented, to the combination of AdvancePCS and First Florida International Holdings, Inc. and its affiliated companies on July 5, 2000, which has been accounted for as a pooling of interests. See Note 3.

      In June 1998, Financial Accounting Standards Board Statement 133 “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We will declare these agreements hedges in accordance with SFAS 133, as amended, and will recognize the fair value of these financial instruments on the balance sheet effective April 1, 2001 upon adoption of SFAS 133. These instruments will be marked to market at each reporting date with the adjustment recognized as a component of other comprehensive income (loss) in stockholders’ equity.

Changes in Revenue Recognition

      We purchased PCS Holding Corporation, or PCS, on October 2, 2000 and have included this business in our consolidated results of operations since that time. We made changes in our revenue recognition presentation to conform the different policies used by us and PCS. These changes are reflected in all periods presented. These changes are as follows.

      The historical PCS amounts have been reclassified to reflect the change in presentation of data services revenues. In cases in which we have assumed an independent obligation to pay our network pharmacy providers, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues (i.e. gross reporting). Historically, PCS recorded only claims processing fees as revenues (i.e. net reporting). The change results in higher revenues and an equal increase in cost of revenues. This change had no effect on gross profit or operating income.

      In addition, the historical financial statements of AdvancePCS have been revised to reflect a change in recognition of clinical and other services revenues. We receive funds from pharmaceutical manufacturers for formulary rebate programs that we administer on behalf of our health plan sponsors. We record revenues in the amount of the administration fees we charge for our services (i.e. net reporting) and include the cost of such services in cost of revenues. Previously, we recognized the entire amount of the rebate, including our administration fee, in revenues and the portion of the rebate paid to our client in cost of revenues (i.e. gross reporting). This revision resulted in lower revenues and an equal decrease in cost of revenues. This change had no effect on gross profit or operating income.

      In December 1999, the Commission staff issued SAB 101 “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In addition, the Emerging Issues Task Force (“EITF”) issued a consensus in EITF 99-19 “Reporting Gross Revenue as a Principal vs. Net as an agent. SAB 101 and the EITF are effective in our fourth fiscal quarter of 2001. In connection with our recent acquisitions and the issuance of these pronouncements, we are evaluating certain aspects of SAB 101 and the EITF, including gross versus net reporting of data and clinical revenues. We can provide no assurance that we may not need to report on a net basis in future periods. Net reporting of these revenues would have no effect on gross profit or operating income. If we had reported our data services revenues using net reporting, revenues and cost of revenues would have decreased by $435 million and $2.5 billion, respectively, for the three months ended December 31, 1999 and 2000 and $1.1 billion and $3.4 billion, respectively, for the nine months ended December 31, 1999 and 2000.

      The EITF also has issued EITF 00-22 “Accounting for Other Volume Based Sales Incentive Offers.” This pronouncement provides accounting guidance for certain volume rebate programs. We are currently evaluating the impact, if any, of this EITF. This pronouncement is expected to be effective in our fourth quarter of 2001.

      Use of Estimates

      Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As of December 31, 2000 and the three month and nine month periods then ended the Company had made significant estimates of the purchase price, fair market value of the assets acquired and liabilities assumed in the PCS acquisition and the value of its senior subordinated notes. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

2. PCS ACQUISITION

      Effective October 2, 2000, we acquired all of the equity of PCS. The aggregate purchase price paid by us was approximately $1.0 billion, of which we paid Rite Aid Corporation, or Rite Aid, the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in our convertible preferred stock. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph Littlejohn & Levy Fund III, L.P. and certain other investors, collectively referred to as JLL. The acquisition of PCS has been accounted for using the purchase method of accounting.

      The preliminary allocation of the net purchase price is as follows (in thousands):

Assets	$667,274

Goodwill and intangibles	1,740,661

Liabilities assumed	(1,030,935)

Deferred income tax liability	(377,000)

Net purchase price	$1,000,000

      The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill in intangible assets. The purchase price allocated to the assets and liabilities assumed is preliminary and subject to revision following the results of an appraisal and further identification of intangible assets. This revision is expected to be reflected in our financial results for the quarter ended March 31, 2001. Total identifiable intangible assets and goodwill are being amortized over approximately 30 years.

      The following unaudited pro forma information presents our results of operations as if the PCS acquisition had taken place at the beginning of the periods presented:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	1999	1999	2000

Revenues	$2,633,168,000	$7,439,269,000	$8,320,548,000

Net income (loss)	(9,116,000)	(19,808,000)	(2,910,000)

Net income (loss) per share:

Basic	$(0.32)	$(0.69)	$(0.10)

Diluted	(1)	(1)	(1)

(1)	Potential dilutive securities were not included in the computation of fully diluted earnings per share. Inclusion of such securities would have been anti-dilutive, therefore, fully diluted earnings per share is equal to basic earnings per share.

      In the three months ended December 31, 2000 we recorded a pre-tax, non-recurring charge of $680,000 ($415,000 after taxes or $0.01 per share) for severance of certain management employees that were terminated or resigned, in connection with the PCS acquisition. All of these severance costs were paid prior to December 31, 2000. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of facility closure costs and severance costs in the three months ended March 31, 2001.

3. MERGER WITH FIRST FLORIDA INTERNATIONAL HOLDINGS, INC.

      On July 5, 2000, we completed a merger with First Florida International Holdings, Inc., which is a privately-held health benefit management and direct–to-consumer pharmaceutical marketing services company. First Florida International Holdings, Inc. includes the operations of its affiliated companies, Phoenix Communications International, Inc., Innovative Pharmaceutical Strategies, Inc., HMN Health Services, Inc. and Mature Rx Plus of Nevada, Inc., collectively referred to as FFI. FFI, based in Cleveland, Ohio, offers several pharmacy-related product lines marketed under the names aVidaRx©, femScript©, MatureRx©–Plus to under-insured or uninsured individuals, women, and senior citizens. In addition, FFI provides prescription benefit management services to employees and third party administrators. We issued 3.5 million shares of our common stock in exchange for all the outstanding shares of FFI.

      The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB No.16. Total combination related costs and provisions are estimated to be approximately $1,200,000 and are reflected as an expense in the post-combination accounting period, the three-month period ended September 30, 2000.

      The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of operations, with those previously reported by us. The references to AdvancePCS in this table are to our historical operating results prior to the merger with FFI.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	1999	1999

Revenues:

AdvancePCS	$491,539,000	$1,256,202,000

FFI	28,319,000	56,679,000

Total supplemental consolidated revenues	$519,858,000	$1,312,881,000

Net income:

AdvancePCS	$5,317,000	$14,944,000

FFI	167,000	167,000

Total supplemental consolidated net income	$5,484,000	$15,111,000

4.  NET INCOME PER SHARE

      Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed in the same manner as basic net income per share but includes the number of additional common shares that would have been outstanding for the period if the other dilutive securities had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options and stock warrants, all calculated under the “treasury stock” method in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings Per Share.” In addition, in the quarter ended December 31, 2000, our preferred stock is convertible at the discretion of the holders into 9,543,000 shares of Class A common stock and are included in the diluted weighted average share calculation.

5.  INCOME TAXES

      In the three months and nine months ended December 31, 1999, we recorded income tax expense approximated an effective tax rate of 38%. In the three months and nine months ended December 31, 2000, our effective tax rate was 55% and 46%. The higher rate in 2000 resulted from non-deductible amortization relating to our acquisition of PCS. In connection with the acquisition of PCS we recognized a significant deferred tax liability representing the future tax deductions attributable to the identifiable intangible assets. The realization of this deferred tax liability was recognized, in goodwill, as a cost of the acquisition.

6.  DEBT

      In conjunction with our acquisition of PCS, we obtained an $825 million senior secured credit facility that includes a $175.0 million revolving credit facility, $100 million interim revolving credit facility, and two term notes totaling $550.0 million. The revolving credit facility expires on October 2, 2005. The term notes are due on October 2, 2005 and October 2, 2007. The $175 million revolving credit facility accrues interest at LIBOR plus 3%. As of December 31, 2000, $60 million was outstanding under this facility. The term notes accrue interest at LIBOR plus 3% and LIBOR plus 3.5%. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002.

      We intend to refinance the $100 million interim revolving credit facility with a collateralized accounts receivable facility prior to April 1, 2001. The secured credit facility replaced the $75.0 million, three year revolving credit facility. The senior secured credit facility contains covenants that are typical for this type of document. The senior subordinated notes have been unconditionally guaranteed, jointly or severally, by all of our subsidiaries, which are all 100% owned. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent. In addition, we issued to Rite Aid $200 million in senior subordinated notes that accrue interest at 11% through April 2002, 12% from April 2002 to October 2002 and 13% thereafter.

7.  EQUITY

      In connection with our acquisition of PCS we issued Rite Aid 125,000 shares of Series A-2 convertible preferred stock that is convertible into Class B-2 common stock for $125 million. In addition, we issued JLL 4,207,300 shares of Class B-1 common stock and 65,854 shares of Series A-1 preferred convertible stock for $150 million. In connection with the issuance of the senior subordinated notes described in Note 6 above, we issued Rite Aid warrants to purchase 780,000 shares of our Class A common stock. The warrants are not exercisable until October 2, 2002 and will terminate if we repay the senior subordinated notes.

      The Series A-1 and Series A-2 convertible preferred stock is convertible into Class B-1 and Class B-2 common stock, respectively, at a conversion ratio of 1:50. The Class B common stock carries certain voting rights to vote as a separate class. The Class B common stock is convertible into Class A common stock at a conversion ratio of 1:1.

      On October 12, 1999, we announced a two-for-one stock split, effected in the form of a stock dividend of our common stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the Form 10-Q have been retroactively adjusted to reflect the impact of the stock split in all periods presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations – AdvancePCS

      The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS. Historical revenues for AdvancePCS have been classified to reflect adoption of consistent revenue presentation policies as described in “Notes to Condensed Consolidated Financial Statements – Changes in Revenue Recognition.”

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	1999	2000(1)	1999	2000(1)

		(Dollars in thousands)
Revenues:

Data services	$1,120,040	$3,462,486	$446,235	$2,520,225

Mail services	132,666	397,013	49,087	285,244

Clinical and other services	60,175	173,405	24,536	111,002

Total revenues	1,312,881	4,032,904	519,858	2,916,471

Gross profit	55,017	135,074	19,941	91,842

Selling, general, and administrative expenses	28,593	75,568	10,362	55,072

Operating income	26,424	58,826	9,579	36,090

Net income	15,111	19,264	5,484	6,978

(1)	Includes PCS data since the acquisition on October 2, 2000.

Pro Forma Results of Operations for PCS Acquisition

      The following table sets forth certain pro forma, unaudited financial data for the PCS acquisition. Historical revenues for AdvancePCS and PCS have been revised to reflect adoption of consistent revenue recognition policies as described in “Notes to Condensed Consolidated Financial Statements – Changes in Revenue Recognition.”

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	1999	2000 (1)	1999	2000 (1)

		(Dollars in thousands)
Revenues

Data services	$6,450,867	$7,162,903	$2,287,556	$2,520,225

Mail services	695,395	825,799	244,127	285,244

Clinical and other services	293,007	331,846	101,485	111,002

Total revenues	7,439,269	8,320,548	2,633,168	2,916,471

Gross profit	210,663	245,372	68,193	91,842

Selling, general, and administrative expenses	150,550	168,937	53,257	55,072

Operating income	60,113	75,755	14,936	36,090

(1)	Includes PCS data since the acquisition on October 2, 2000.

Historical AdvancePCS:

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

      Revenues. Our revenues for the three months ended December 31, 2000 increased by $2.4 billion, or 461%, compared to revenues for the three months ended December 31, 1999. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $2.1 billion, or 87%, of the increase in revenues was attributable to data services and a 385% increase in the number of pharmacy claims processed during the period. Claims processed increased from 22 million in the three months ended December 31, 1999 to 108 million for the three months ended December 31, 2000. The addition of PCS added approximately 81 million claims for the quarter. Approximately 10% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 404% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 446,000 in the three months ended December 31, 1999 to 2.2 million for the three months ended December 31, 2000. The addition of PCS’s two mail pharmacies added approximately 97% of the increase of the mail prescriptions dispensed. The remaining 3% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services, as well as clinical trials.

      Gross profit. Our gross profit for the three months ended December 31, 2000 increased by $71.9 million, or 361%, compared to the same period in 1999. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.1% in the three months ended December 31, 2000 and 3.8% in the same period in 1999. The decrease was primarily due to an increase in data services revenues from the PCS acquisition, which have lower percentage margins than other services.

      Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2000 increased by $44.7 million, or 432% compared to the same period in 1999. This increase is due largely to the acquisition of PCS. In addition, approximately $14.5 million of the increase is due to additional goodwill and other intangibles amortization. Selling, general and administrative expenses as a percentage of revenues decreased from 2.0% for the three months ended December 31, 1999 to 1.9% in the same period in 2000.

      Non-recurring charges. The non-recurring charge of $680,000 ($415,000 after taxes, or $0.01 per share) represents severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to December 31, 2000. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of facility closure costs and severance costs in the three months ended March 31, 2001.

      Interest income and interest expense. Interest expense, net of interest income, for the three months ended December 31, 2000 increased $19.8 million compared to the same period in 1999. The increase resulted from the acquisition of PCS, which was partially funded by approximately $800 million in debt.

      Income taxes. For the three months ended December 31, 2000 our effective tax rate was approximately 55%. For the three months ended December 31, 1999 our recorded income tax expense approximated an effective tax rate of 38%. The effective rate for the three months ended December 31, 2000 was higher due to the non-deductible nature of the goodwill acquired in the PCS acquisition.

      Diluted net income per share. We reported diluted net income per share of $0.16 per share for the three months ended December 31, 2000 compared to $0.20 per share for the same period in 1999. The weighted average shares outstanding were 27.7 million and 44.5 million for the three months ended December 31, 1999 and 2000, respectively. The decrease in diluted net income per share resulted from additional interest expense and goodwill and other intangibles amortization in connection with the PCS acquisition. In addition, we issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding.

Pro Forma AdvancePCS:

Actual Three Months Ended December 31, 2000 Compared to Pro Forma Three Months Ended December 31, 1999

      Revenues. Our revenues for the three months ended December 31, 2000 increased by $283.3 million, or 11%, compared to the pro forma revenues for the three months ended December 31, 1999. Approximately $232.7 million or 82% of the increase in revenues was attributable to data services and a 4.4% increase in the number of pharmacy claims processed during the period. Claims processed increased from 104 million in the pro forma three months ended December 31, 1999 to 108 million for the three months ended December 31, 2000. Approximately 15% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 4% increase in the number of mail prescriptions dispensed. The remaining 3% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

      Gross profit. Our gross profit for the three months ended December 31, 2000 increased by $23.6 million, or 35%, compared to the same period in 1999 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the two PCS mail facilities. The improvement resulted from an overall decrease in headcount in the mail facilities and the call centers despite a 4% growth in prescriptions filled. As a percentage of revenues, gross profit was approximately 3.1% in the three months ended December 31, 2000, compared to 2.6% in the same period in 1999 on a pro forma basis.

      Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2000 increased by $1.8 million, or 3%, compared to the same period in 1999 on a pro forma basis. Selling, general and administrative expenses as a percentage of revenues decreased from 2.0% for the three months ended December 31, 1999 on a pro forma basis to 1.9% in the same period in 2000.

      Non-recurring charges. The non-recurring charge of $680,000 ($415,000 after taxes, or $0.01 per share) represents severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to December 31, 2000. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of facility closure costs and severance costs in the three months ended March 31, 2001.

      Operating income. Our operating income increased by $21.2 million, or 142% for the three months ended December 31, 2000 compared to the same period in 1999 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and PCS’s headcount and costs as a percentage of revenues declined.

Historical AdvancePCS:

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

      Revenues. Our revenues for the nine months ended December 31, 2000 increased by $2.7 billion, or 207%, compared to revenues for the nine months ended December 31, 1999. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $2.4 billion, or 86%, of the increase in revenues was attributable to data services and a 171% increase in the number of pharmacy claims processed during the period. Claims processed increased from 60 million in the nine months ended December 31, 1999 to 156 million for the nine months ended December 31, 2000. The addition of PCS added approximately 81 million claims for the period. Approximately 10% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 160% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 1.2 million in the nine months ended December 31, 1999 to 3.2 million for the nine months ended December 31, 2000. The addition of PCS’s two mail pharmacies added approximately 89% of the increase. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services as well as clinical trials.

      Gross profit. Our gross profit for the nine months ended December 31, 2000 increased by $80.1 million, or 145%, compared to the same period in 1999. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.3% in the nine months ended December 31, 2000 compared to 4.2% in the same period in 1999. The decrease was primarily due to an increase in data services revenues from the PCS acquisition, which have lower margins than other services.

      Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended December 31, 2000 increased by $47.0 million, or 164%, compared to the same period in 1999. This increase is due to the acquisition of PCS. In addition, approximately $15 million of the increase is due to additional goodwill and other intangibles amortization. Selling, general and administrative expenses as a percentage of revenues was approximately 1.9% in the nine months ended December 31, 2000 compared to 2.2% in the same period in 1999.

      Non-recurring charges. The non-recurring charge of $680,000 ($415,000 after taxes, or $0.01 per share) represents severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to December 31, 2000. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of facility closure costs and severance costs in the three months ended March 31, 2001.

      Interest income and interest expense. Interest expense, net of interest income, for the nine months ended December 31, 2000 increased $19.9 million compared to the same period in 1999. The increase resulted from the acquisition of PCS which was partially funded by approximately $800 million in debt.

      Merger costs. Net income for the nine months ended December 31, 2000 reflected a pre-tax charge of $1.2 million ($926,000 after taxes) relating to merger costs incurred in connection with FFI.

      Income taxes. For the nine months ended December 31, 2000 our effective tax rate was approximately 46%. For the nine months ended December 31, 1999 our recorded income tax expense approximated an effective tax rate of 38%. The effective rate for the nine months ended December 31, 2000 was higher due to the non-deductible nature of the goodwill and other intangible assets acquired in the PCS acquisition.

      Diluted net income per share. We reported diluted net income per share of $0.58 per share for the nine months ended December 31, 2000 compared to $0.54 per share for the same period in 1999. The weighted average shares outstanding were 27.9 million and 33.3 million for the nine months ended December 31, 1999 and 2000, respectively. The decrease in diluted net income per share resulted from additional interest expense and goodwill and other intangibles amortization in connection with the PCS acquisition. In addition, securities convertible into common stock were issued in connection with the PCS acquisition resulting in an increase in weighted average shares outstanding.

Pro Forma AdvancePCS:

Pro Forma Nine Months Ended December 31, 2000 Compared to Pro Forma Nine Months Ended December 31, 1999

      Revenues. Our pro forma revenues for the nine months ended December 31, 2000 increased by $881 million, or 12%, compared to the pro forma revenues for the nine months ended December 31, 1999. Approximately $712.0 million, or 81%, of the increase in revenues was attributable to data services and a 9.1% increase in the number of pharmacy claims processed during the period. Pro forma claims processed increased from 295.7 million in the nine months ended December 31, 1999 to 322.6 million for the nine months ended December 31, 2000. Approximately 15% of the increase was attributable to additional sales of our mail pharmacy services, resulting from an 8% increase in the number of mail prescriptions dispensed. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

      Gross profit. Our gross profit for the nine months ended December 31, 2000 increased by $34.7 million, or 16%, compared to the same period in 1999 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the two PCS mail facilities. The improvement resulted from an overall decrease in headcount in the mail facilities and the call centers despite an 8% growth in prescriptions filled. As a percentage of revenues, gross profit was approximately 2.9% in the nine months ended December 31, 2000, compared to 2.8% in the same period in 1999.

      Selling, general and administrative expenses. Our selling, general and administrative expenses for the pro forma nine months ended December 31, 2000 increased by $18.4 million, or 12%, compared to the same period in 1999 on a pro forma basis. This increase resulted from losses of approximately $6 million incurred in connection with performance-based contracts in the nine months ended December 31, 2000. In addition, approximately $6 million was incurred in the nine months ended December 31, 2000 for severance and retention costs related to executive employment agreements.

      Non-recurring charges. The non-recurring charge of $680,000 ($415,000 after taxes, or $0.01 per share) represents severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to December 31, 2000. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of facility closure costs and severance costs in the three months ended March 31, 2001.

      Operating income. Our operating income increased by $15.6 million, or 26%, for the pro forma nine months ended December 31, 2000 compared to the same period in 1999 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and PCS’s headcount and costs declined.

Liquidity and Capital Resources

      As of December 31, 2000, we had a working capital deficit of $345.3 million. We use our excess cash balances to reduce debt under our revolving credit facility, which results in a net deficit in working capital. The majority of our current obligations are not due until cash is collected from our customers. Our net cash provided by operating activities was $119.8 million for the nine months ended December 31, 2000 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the nine months ended December 31, 2000, we used cash of $23.2 million ($26.5 million on a pro forma basis) for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

      Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 1998, 1999 and 2000, and for the nine months ended December 31, 1999 and 2000, our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds.

      In conjunction with our acquisition of PCS, we obtained an $825 million senior secured credit facility that includes a $175.0 million revolving credit facility, $100 million interim revolving credit facility and two term notes totaling $550.0 million. Our $150 million Term A note accrues interest at LIBOR plus 3%, with escalating quarterly principal payments, and is due on September 30, 2005. Our $400 million Term B note accrues interest at LIBOR plus 3.5%, with quarterly principal payments of $1 million until December 31, 2006 and payments of $94.5 million thereafter on each of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Our $175 million revolving credit facility accrues interest at LIBOR plus 3%. The revolving credit facility expires on October 2, 2005. As of December 31, 2000, $60 million is outstanding under this facility. We intend to refinance the $100 million interim revolving credit facility with a collateralized accounts receivable facility during the fourth quarter of fiscal 2001. The senior secured credit facility contains covenants that are typical for this type of document. In addition, we issued to Rite Aid $200 million in senior subordinated notes that accrue interest at 11% until April 2002, 12% from April 2002 to October 2002 and 13% thereafter. The senior subordinated notes issued to Rite Aid have been unconditionally guaranteed, jointly or severally, by all of our subsidiaries. Each subsidiary is 100% owned. There are no restrictions on the ability of the subsidiary guarantors to pay dividends, make loans or advances to the parent. In connection with the senior subordinated notes, we issued Rite Aid warrants to purchase 780,000 shares of our Class A common stock. The warrants are not exercisable until October 2, 2002 and will terminate if we repay the senior subordinated notes. We also issued Rite Aid $125 million in convertible preferred stock that is convertible into a Class B common stock. In addition, we issued $150 million in common stock and convertible preferred stock to JLL. See Item 2 "Changes in Securities and Use of Proceeds" for further description of securities issued.

      We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we successfully continue our expansion, acquisition, and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

Recent Accounting Pronouncements

      In June 1998, Financial Accounting Standards Board Statement 133 “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We will declare these agreements hedges in accordance with SFAS 133, as amended, and will recognize the fair value of these financial instruments on the balance sheet effective April 1, 2001 upon adoption of SFAS 133. These instruments will be marked to market at each reporting date with the adjustment recognized as a component of other comprehensive income (loss) in stockholders’ equity.

      In December 1999, the Commission staff issued SAB 101 “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In addition, the Emerging Issues Task Force (“EITF”) issued a consensus in EITF 99-19 “Reporting Gross Revenue as a Principal vs. Net as an agent.” SAB 101 and the EITF are effective in our fourth fiscal quarter of 2001. In connection with our recent acquisitions and the issuance of these pronouncements, we are evaluating certain aspects of SAB 101 and the EITF, including gross versus net reporting of data and clinical revenues. Net reporting of these revenues would have no effect on gross profit or operating income. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

Impact of Inflation

      Changes in prices charged by manufacturers and wholesalers for pharmaceuticals we dispense affect our cost of revenues. Historically, we have been able to pass the effect of such price changes to our customers under the terms of our agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Bank of America, N.A. would affect the rate at which we could borrow funds under our credit facilities.

      We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002.

Forward-Looking Statements

      This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of AdvancePCS’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside our control. These forward-looking statements may include statements of management’s plans and objectives for our future operations and statements of future economic performance, our capital budget and future capital requirements, our meeting our future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in our Form 10-K under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      In November 1999, PCS received a federal subpoena by the Department of Health and Human Services Office of Inspector General, requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the U.S. Attorney’s Office in Philadelphia, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance. AdvancePCS is cooperating with this investigation and there has been no allegation of any wrongdoing on our part. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. AdvancePCS believes that its programs, and those of PCS prior to the acquisition, are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. AdvancePCS plans to continue to cooperate with the OIG with respect to this investigation. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations, which could have a material adverse effect upon us.

      In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that AdvancePCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. At this time, we are unable to predict whether a negative outcome in the case would have a material adverse effect on our business. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

      In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

Item 2.  Changes in Securities and Use of Proceeds.

      On October 2, 2000, in connection with our acquisition of PCS, we paid to Rite Aid (i) $675,000,000 in cash, (ii) 125,000 shares of Series A-2 11% preferred stock, (iii) $200 million aggregate principal amount of our senior subordinated notes and (iv) warrants to purchase 780,000 shares of our common stock in exchange for all outstanding shares of capital stock of PCS. Upon the filing of our Second Amended and Restated Certificate of Incorporation on December 8, 2000, the Series A-2 preferred stock became convertible into an aggregate of 6,250,000 shares of Class B-2 common stock, which is convertible into an aggregate of 6,250,000 shares of Class A common stock. The warrants are not exercisable until October 2, 2002 and the number of shares of common stock issuable upon exercise of the warrants shall be reduced if the notes issued to Rite Aid have been redeemed in whole or in part, on or before October 2, 2002. The exercise price of the warrants is $20.00 per share, subject to certain adjustments. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The recipient of the securities represented its intention to acquire the securities for investment only, had access to all relevant material information regarding AdvancePCS necessary to evaluate the investment and was an accredited investor with sufficient knowledge and experience to evaluate the transaction.

      On October 2, 2000, also in connection with our acquisition of PCS, we issued to JLL (i) 65,854 shares of Series A-1 11% preferred stock for an aggregate purchase price of $65,854,000 and (ii) six shares of Series B convertible preferred stock and 4,207,000 shares of common stock for an aggregate purchase price of $84,146,000. Upon the filing of our Second Amended and Restated Certificate of Incorporation on December 8, 2000, the Series A-1 preferred stock became convertible into an aggregate of 3,292,700 shares of Class B-1 common stock, which is convertible into an aggregate of 3,292,700 shares of Class A common stock and the six shares of Series B preferred stock and the 4,207,000 shares of common stock automatically converted into 4,207,300 shares of Class B-1 common stock. These shares are convertible into an aggregate of 4,207,300 shares of Class A common stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt form the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The recipients of the securities represented their intention to acquire the securities for investment only, had access to all relevant material information regarding AdvancePCS necessary to evaluate the investment and were accredited investors with sufficient knowledge and experience to evaluate the transaction.

      Upon receiving stockholder approval at our annual stockholder meeting on December 7, 2000, we filed a Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effective December 8, 2000, which, among other things, created classes of common stock to be denominated Class A, Class B-1 and Class B-2 and reclassified the existing common stock as Class A common stock. The Class B-1 and Class B-2 common stock is, at any time and from time to time, convertible into shares of Class A common stock on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      We filed a Current Report on Form 8-K with the Commission on December 11, 2000, which set forth the results of our annual meeting of stockholders held on December 7, 2000.

Item 5.  Other Information.

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

Exhibit No.	Exhibits

2.1	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (filed as Exhibit 2.1 to our Form 8-K filed with the Commission on July 31, 2000 and incorporated herein by reference).

2.2	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL (filed as Exhibit 2.2 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

Exhibit No.	Exhibits

2.3	Exchange Agreement dated as of October 2, 2000 by and between AdvancePCS and JLL (filed as Exhibit 2.3 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of AdvancePCS (filed as Exhibit 99.1 to our Form 8-K filed with the Commission on December 11, 2000 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of AdvancePCS (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

4.1	Warrant dated as of October 2, 2000 issued to Rite Aid (filed as Exhibit 10.3 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

4.2	Indenture dated as of October 2, 2000 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (filed as Exhibit 10.5 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.1	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (filed as Exhibit 10.4 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.2	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid, JLL and various other investors named therein (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.3*	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid, JLL and various other investors named therein.

10.4	Registration Rights Agreement dated as of October 2, 2000 by and among AdvancePCS, various guarantors named therein and Rite Aid (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.5*	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, Susan S. de Mars and Laura I. Johansen.

*	Filed herewith.

      (b) Reports on Form 8-K.

      On July 19, 2000, we filed a Form 8-K in connection with our merger of FFI. This Form 8-K was amended on September 18, 2000 and October 26, 2000 to include audited financial statements of FFI and certain unaudited pro forma financial data and supplemental consolidated financial statements of AdvancePCS.

      On October 16, 2000, we filed a Form 8-K in connection with our acquisition of PCS. This Form 8-K was amended on October 26, 2000 and December 16, 2000 to include audited historical financial statements for PCS, unaudited pro forma condensed consolidated financial statements and unaudited financial statements for PCS for the six months ended September 30, 2000.

      On December 11, 2000, we filed a Form 8-K to disclose the results of our annual meeting of stockholders held on December 7, 2000.

      On December 14, 2000, we filed a Form 8-K to provide consolidated financial data, management’s discussion and analysis of financial condition and results of operations and consolidated financial statements to give effect to our acquisition of FFI.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCEPCS (Registrant)

Date: February 12, 2001	By:	DAVID D. HALBERT

David D. Halbert, Chairman of the Board and Chief Executive Officer

Date: February 12, 2001	By:	DANNY PHILLIPS

Danny Phillips, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (filed as Exhibit 2.1 to our Form 8-K filed with the Commission on July 31, 2000 and incorporated herein by reference).

2.2	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL (filed as Exhibit 2.2 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

2.3	Exchange Agreement dated as of October 2, 2000 by and between AdvancePCS and JLL (filed as Exhibit 2.3 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of AdvancePCS (filed as Exhibit 99.1 to our Form 8-K filed with the Commission on December 11, 2000 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of AdvancePCS (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

4.1	Warrant dated as of October 2, 2000 issued to Rite Aid (filed as Exhibit 10.3 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

4.2	Indenture dated as of October 2, 2000 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (filed as Exhibit 10.5 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.1	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (filed as Exhibit 10.4 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.2	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid, JLL and various other investors named therein (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.3*	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid, JLL and various other investors named therein.

10.4	Registration Rights Agreement dated as of October 2, 2000 by and among AdvancePCS, various guarantors named therein and Rite Aid (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.5*	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, Susan S. de Mars and Laura I. Johansen.

*	Filed herewith.