Form 10-K
period 2001-03-31
ADVANCEPCS
filed 2001-06-29
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21447

AdvancePCS
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	75-2493381 (I.R.S. employer Identification No.)

5215 North O’Connor, Suite 1600, Irving, TX (Address of principal executive offices)	75039 (Zip Code)

Registrant’s telephone number, including area code: (469) 420-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, $0.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A common stock on May 31, 2001 as reported on the Nasdaq National Market, was approximately $1,901,655,943.

     As of May 31, 2001, registrant had (1) 32,498,906 shares of Class A common stock, $.01 par value, outstanding, (2) 4,207,300 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 0 shares of Class B-2 common stock, $01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2001 annual meeting of stockholders are incorporated by reference in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
Item 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS AND GOVERNMENT INVESTIGATIONS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Warrant Agreement
Amendment to Lease dated October 19, 1996
Second Amendment to Lease dated September 30, 1998
Third Amendment to Lease dated December 1, 1999
Fourth Amendment to Lease dated April 25, 2000
Fifth Amendment to Lease dated December 18, 2000
Amendment No. 1 to Credit Agreement
Employment Agreement - David D. Halbert
Sublease, dated December 16, 1999
Lease Agreement dated April 30, 2000
Lease Agreement dated March 26, 1996
Lease Agreement effective September 30, 2000
Office Lease, dated April 18, 1997
Lease Agreement, dated August 6, 1993
Office Lease, dated May 18, 1999
Statement Re Computation of Per Share Earnings
Subsidiaries of AdvancePCS
Consent of Arthur Andersen LLP

AdvancePCS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

•	general economic and business conditions;

•	demographic changes;

•	new governmental regulations and changes in, or the failure to comply with existing, governmental regulations;

•	legislative proposals that impact our industry or the way we do business;

•	changes in our industry;

•	changes in Medicare and Medicaid payment levels;

•	liability and other claims asserted against us;

•	integration of PCS and realization of synergies;

•	competition; and

•	our ability to attract and retain qualified personnel.

     Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this Form 10-K. We assume no obligation to update or revise them or provide reasons why actual results may differ.

PART I

Item 1. BUSINESS

     The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” or “us” refer to AdvancePCS.

Overview

     We are a leading provider of health improvement services in the United States. As the largest pharmacy benefit management company, or PBM, based on number of lives covered, we currently serve more than 75 million health plan members and manage more than $21 billion in prescription drug spending on an annualized basis on behalf of our health plan sponsors. In addition, we offer a wide range of other health improvement products and services, such as prescription discount cards for the uninsured and under-insured, web-based programs, disease management, clinical trials and outcomes studies. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs.

     We generate revenues by providing our health improvement services to two primary customer groups: health plan sponsors and pharmaceutical manufacturers. We serve a broad range of health plan sponsors, including BlueCross BlueShield plans and other managed care organizations, employer groups, third-party administrators of health plans, insurance companies, government agencies and labor union-based trusts. We work closely with pharmaceutical manufacturers to negotiate lower drug costs for our health plan sponsors. We also provide pharmaceutical manufacturers with clinical trial, research and information management services.

     In October 2000, we became the largest PBM, based on number of lives covered, through our acquisition of PCS Holding Corporation or PCS. In addition, in July 2000, we acquired First Florida International Holdings Inc. and it’s affiliated companies, collectively known as FFI, which provide prescription discount programs, or consumer cards, to the uninsured and under-insured. We believe these acquisitions significantly enhance our competitive position in the industry and provide substantial opportunities to generate operational efficiencies and continued growth.

Industry Background

     The U.S. Health Care Financing Administration, or HCFA, estimates that total U.S. health care expenditures were $1.2 trillion in 1999 and projects this spending to grow by 6.5 percent annually from 2000 through 2008, or an average of 1.6 percentage points above the growth rate of gross domestic product during the same period. Based on these projections, HCFA estimates that U.S. health care expenditures will total $2.2 trillion and reach 16.2 percent of gross domestic product by 2008.

     HCFA estimates that total prescription drug spending in the United States was approximately $100 billion in 1999 and projects this spending to remain the fastest growing component of health care costs, increasing by between nine and twelve percent annually from 2000 through 2008. We believe factors contributing to this trend include:

•	higher drug utilization due to the growing use of pharmaceuticals as a first line of attack in disease treatment, increasing availability of pharmacy benefits to health plan members, an aging population and increasing direct-to-consumer advertising by pharmaceutical manufacturers;

•	an expected increase in new drug introductions, primarily due to increases in research and development spending by pharmaceutical companies, as well as more rapid drug approval by the U.S. Food and Drug Administration or FDA; and

•	high costs for newly-developed, more effective drug therapies.

     PBMs were first formed during the 1970s to provide health plan sponsors with a more efficient and less costly means of managing their members’ prescription drug benefit, particularly the processing of pharmaceutical claims. In recent years, managed care has evolved from a short-term, cost-driven model to a long-term, medical outcomes-based model, where the overall cost and quality of patient care are both key considerations of the health plan sponsor. While PBMs continue to process hundreds of millions of pharmaceutical claims per year, PBMs have also developed additional services, including mail-order pharmacies in the 1980s and point-of-sale claims processing, formulary development and other clinical services in the 1990s. By designing and implementing effective pharmacy benefit plans and formularies, PBMs gained the ability to influence the choice of pharmaceuticals used by a health plan’s members. PBMs use their formulary influence and increased purchasing power to negotiate both rebates from pharmaceutical manufacturers and discounts from retail pharmacies in order to generate savings for health plan sponsors.

     Over the past few years, the PBM industry has undergone significant consolidation. We believe such consolidation has principally been driven by the significant benefits of size and scale, including:

•	cost-saving opportunities to leverage a fixed-cost infrastructure over greater prescription claim volume, resulting in greater pricing flexibility; and

•	increased negotiating leverage with pharmaceutical manufacturers and retail pharmacies, resulting in greater ability to obtain lower drug costs for health plan sponsors.

We believe PBMs that effectively capture these benefits will be better positioned to strengthen their relationships with plan members, physicians and health plan sponsors and improve their competitive position.

     Several legislative proposals are under consideration in Congress to provide Medicare recipients with outpatient drug benefits through the use of PBMs. Medicare, the primary health insurer for more than 35 million Americans over the age of 65, does not currently offer an outpatient prescription drug benefit. The terms of the current proposals vary, and there can be no assurance of actual implementation of such a benefit. Depending on the approval and final design of a Medicare drug benefit, PBMs could play a significant role in its administration.

Our Competitive Advantages

We are the largest PBM in the industry

     As the largest PBM based on number of lives covered, we currently serve more than 75 million members enrolled with our health plan sponsors. We operate through a network of approximately 56,000 retail pharmacies and, on an annualized basis, we estimate that we manage more than 500 million pharmacy claims representing more than $21 billion in prescription drug spending. Our large member base gives us significant leverage when negotiating rebates and discounts from pharmaceutical companies and retail pharmacies. In addition, we believe that our mail service pharmacies are of sufficient scale and capacity to effectively compete on large contracts. As the industry leader based on number of lives covered, we intend to position ourselves as the first choice of health plan sponsors who need a PBM with scale and scope to help effectively manage their growing prescription drug costs.

We maintain an independent status

     We benefit from our independent status, as we are not controlled by a pharmaceutical manufacturer, retail pharmacy or health plan sponsor. We believe this independence is valued by health plan sponsors for the inherent choice and impartiality we are able to provide.

We offer a wide range of health improvement products and services

     We believe we have one of the widest ranges of health improvement products and services in the industry. We provide a broad range of PBM products and services complemented by consumer and information products and technology solutions. Our PBM products and services include data, clinical and mail order services. Our data service operations process prescription claims through our retail pharmacy network. Our clinical services perform formulary design and compliance services as well as provide proprietary decision support tools, and our mail order services process prescription orders through our mail pharmacies.

     We also offer consumer cards for uninsured and under-insured consumers, as well as web-based products and services such as online pharmacy services and web site development services for health plan sponsors. In addition, we offer a wide range of other health improvement products and services that utilize our data management and predictive modeling capabilities, such as disease management, clinical trials and outcome studies. Our acquisition of PCS has given us the opportunity to combine these products and services with our PBM services for a comprehensive health improvement product offering.

We have a diverse client base with substantial penetration across all key client segments

     Historically, we have had strong client relationships with BlueCross BlueShield companies and other managed care organizations. While PCS has served managed care plans, it has traditionally focused on and developed expertise in serving self-insured employers, insurance carriers and government plans. As a result of our combination, we now have a diverse client base and substantial market penetration among each of these major target client groups.

We have a focused and experienced management team with an established track record in growing our business and integrating acquisitions

     Our management team, including our founder and chief executive officer, David D. Halbert, has consistently delivered strong operating and financial results through internal growth and the acquisition and successful integration of several companies. During the last six fiscal years, we have grown significantly, with total revenues increasing from approximately $64.4 million in fiscal year 1995 to approximately $7.0 billion in fiscal year 2001 and EBITDA increasing from approximately $1.8 million in fiscal year 1995 to approximately $149.6 million in fiscal year 2001.

     With the addition of the PCS management, our combined senior management team of 11 officers has an aggregate of 161 years of experience in the health care industry. We have successfully completed most of the steps in integrating PCS that are necessary for us to operate as a single, combined company. In addition, we have successfully integrated the following four acquisitions in the past three years:

•	Innovative Medical Research, Inc., which conducts clinical trials and survey research for the pharmaceutical and managed care industries, in 1998;

•	Baumel-Eisner Neuromedical Institute, Inc., which conducts neurological and psychiatric clinical trials of investigational new drugs on behalf of the pharmaceutical industry, in 1998;

•	Foundation Health Pharmaceutical Services, the pharmacy benefit operations of Foundation Health Systems, Inc., now known as Health Net, in 1999; and

•	First Florida International (FFI) in 2000.

In connection with our acquisition of Foundation Health Pharmaceutical Services, we added more than 12 million covered lives to our base of 15 million covered lives.

Strategy

     Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs. In order to accomplish this mission, we plan to:

Continue to gain efficiencies from our acquisition of PCS

     Through the acquisition of PCS, we have created significant cost saving opportunities and increased negotiating leverage with pharmaceutical manufacturers and retail pharmacies. During the two-year period following the acquisition of PCS, we expect to realize significant synergies from the integration of PCS. This integration involves the renegotiation of existing contracts with pharmaceutical manufacturers and retail pharmacy chains and the consolidation of some operations to maximize the efficiency of our combined infrastructure. In particular, we plan to consolidate our Richardson, Texas mail pharmacy, call center operations, internet/e-business efforts, enterprise infrastructure, data warehouse efforts and duplicative information systems.

Increase sales penetration to existing customers

     One of our primary growth strategies is to increase sales penetration of our health improvement services within our existing customer base. While we and PCS have each historically offered traditional PBM services, we developed a different array of disease management, clinical and research products. With the addition of the complementary product lines and customer groups of PCS, we now offer more comprehensive product solutions, which we intend to cross-sell into our respective customer bases. For example, the customers in the employer group segment, where PCS has traditionally had a strong presence, are increasingly interested in our disease management programs. Similarly, PCS offered certain clinical programs and services that we had not previously provided to our customers.

     Beyond combining existing services, we also plan to increase sales to our existing customers by expanding our disease management services and developing additional clinical research capabilities. For example, we currently offer six disease management programs, and during the past 12 months have performed 50 outcomes research programs covering a broad range of disease states. We are also developing a physician education program for osteoporosis. We expect to develop additional disease management, outcomes research and physician education programs tailored to our customers’ requests.

Increase our mail service penetration

     We believe that our mail services reduce costs to health plan sponsors through volume purchasing, increased generic dispensing and higher rebates through greater formulary compliance. Historically, neither we nor PCS promoted our mail pharmacies aggressively. We did not have the scale to operate mail pharmacy services efficiently. PCS did not begin offering mail service until late 1996, and, due to a change in ownership, PCS was not able to expand its capacity to meet demand. However, with our combination, we see a significant opportunity to profitably expand penetration of our mail order business, which provides lower costs for our health plan sponsors.

     We plan to increase the percentage of the prescriptions filled by our mail pharmacies by aggressively promoting our mail services to the members of our health plan sponsors. We estimate that we manage more than 500 million pharmacy claims on an annualized basis, and of these less than 10% of the prescriptions for these claims are filled by our mail pharmacies. We believe that our primary competitors are filling a significantly greater proportion of their members’ prescriptions through mail service.

Increase our core health plan sponsor customer base

     The number of members served by our programs has increased from an estimated 5.2 million at March 31, 1995 to more than 75 million at March 31, 2001. We plan to continue to grow our customer base by marketing our scale and comprehensive service offerings to a broader range of health plan sponsors. We believe that our increased size and ability to negotiate higher rebates and discounts make us more attractive to large accounts. Since the announcement of the PCS transaction, we have entered into multi-year contracts with three new large accounts representing an aggregate of approximately two million members and have signed multi-year contract renewals with several existing customers, including Blue Cross & Blue Shield Association Federal Employee Program, or FEP, Humana, Inc. and Tufts Health Plan, which together represent approximately 95 million members. Also, we announced on June 21, 2001 that we have signed an agreement to provide services to more than 3 million members of Health Care Service Corp. This multi-year contract includes 2 million new lives with Blue Cross and Blue Shield of Illinois as well as renewals with current clients Blue Cross and Blue Shield of Texas and New Mexico.

     As part of our strategy to expand our customer base, we have reorganized our sales force into teams focused on each customer segment. Through this reorganization, our sales force will be able to focus on the specific characteristics and needs of our current and prospective customers in each segment.

Further develop web-based capabilities and pursue new technology initiatives

     Our health plan sponsors are increasingly interested in the convenience of technology-enabled, pharmacy-related products and services for their members. We provide our clients with comprehensive web-based solutions, which include web-enabled PBM functions, such as online refills and online prescription drug history, web-based content, and web site development services for health plan sponsors. We plan to expand our current web-based product offerings, which would include developing new initiatives to offer broader medical content to health plan sponsors and to empower consumers by involving them more directly in their medical care. We are also currently working with health plan sponsors to develop web-enabled pharmacy services on their respective web sites for members.

     In addition, we intend to continue to explore and implement new technologies to enable us to more effectively deliver our products and services. For example, we are currently participating in pilot programs that support the development of emerging technology solutions using handheld devices that provide enhanced point-of-care prescribing capabilities to physicians. These devices provide timely information, such as patient histories, formulary checks and drug utilization reviews, to physicians at the point-of-care to allow for electronic transmittal of prescriptions. Further, we are a founding partner in a venture, RxHub, that will develop an electronic exchange to enable physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plan sponsors that their patients use. As a result, we expect improved formulary compliance, better outcomes and lower costs for us and our health plan sponsors.

Pursue strategic acquisitions and alliances

     We plan to continue our strategy of selectively pursuing acquisitions and alliances that are consistent with our corporate mission. In particular, we seek opportunities to:

•	increase the size of our core PBM business;

•	expand our product offerings for health plan sponsors and pharmaceutical manufacturers; and

•	enhance our current health improvement programs.

Recent Announcements

     On June 18, 2001 we announced the launch of AdvancePCS SpecialtyRx. We expect this specialty pharmacy business to further our goal of improving overall health care for patients using injectable and other expensive, high-technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. Specialty pharmacy services focus on pharmaceutical products that generally are biotechnological in nature and are given by injection. These services are traditionally used by small patient populations with chronic, often complex, diseases requiring challenging regimens and a high level of clinical expertise. Costs for individual therapies average approximately $18,000 annually, but can range up to $200,000 annually.

     We have taken three important steps to form AdvancePCS SpecialtyRx. First, we have entered into a definitive agreement to acquire TheraCom Inc., or TheraCom, a specialty pharmacy provider based in Bethesda, Maryland. Secondly, we have signed a definitive agreement to establish a joint venture with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. Thirdly, we have hired an experienced team to build and manage AdvancePCS SpecialtyRx. Michael Ellis, senior vice president, specialty pharmacy, who has 19 years of experience in pharmaceutical services, will lead this team. These announcements position us to immediately offer clients a single-sourced solution to their complex and growing specialty pharmacy needs.

     TheraCom is a focused specialty pharmacy company that provides customized services around complex and emerging biotechnology therapies and the significant patient management needs associated with those therapies. TheraCom, is a specialty pharmacy company with substantial experience providing distribution and related services to the biotechnology industry, including product coverage advocacy, insurance verification, reimbursement processing, pharmacist counseling and intervention, clinical and dosage monitoring, adherence counseling, nurse training, and in-home nursing coordination. TheraCom also provides Internet, direct marketing, advertising and product launch support services. TheraCom is a licensed pharmacy offering national coverage, as well as a licensed wholesaler for distribution orders. We plan to maintain TheraCom and its 87 employees at its present location. TheraCom management, including founders Robert Dresing, chairman, and Mark Hansan, president and chief executive officer, will continue to direct its operations. The TheraCom transaction will be accounted for under purchase accounting rules.

     AdvancePriority SpecialtyRx, the joint venture between AdvancePCS and Priority Healthcare Corp. will provide our customers with comprehensive, quality specialty pharmacy services. We will have a 51 percent ownership share in the joint venture, and Priority Healthcare Corp. will have a 49 percent interest. Priority Healthcare Corp. is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services.

Health Improvement Products and Services

PBM Services

     We offer a broad range of data, clinical and mail services to our customers through our PBM operations. We provide value by improving the level of care and lowering the costs associated with a pharmacy benefit plan.

     Data Services. Through our data services operations, we processed more than 436 million prescription claims for health plan sponsors on a pro forma basis in the last 12 months. We administer a network of more than 56,000 retail pharmacies that has agreed to provide prescription drugs to individual members of our health plan sponsors at pre-negotiated prices. The retail pharmacies in our network are linked to us through our online, real-time claims processing systems that are designed to significantly reduce the cost of processing prescriptions for those pharmacies linked to these systems. When a member of one of our health plan sponsors presents a prescription or health plan identification card to a retail pharmacist in our network, our online system provides the pharmacist with the following information:

•	verification of whether the individual is eligible for benefits;

•	the prescription benefits the individual’s health plan has selected, including whether the drug to be dispensed is included on the health plan’s formulary, and the individual’s co-payment obligation;

•	the amount the pharmacy can expect to receive as payment for its services; and

•	an alert message to warn the pharmacist of possible interactions, including drug-drug, drug-food, drug-age and drug-pregnancy interactions.

On behalf of health plan sponsors, we aggregate all pharmacy benefit claims on a system-wide basis and facilitate payments to retail pharmacies.

     Mail Services. We believe that our mail pharmacies reduce costs to health plan sponsors through volume purchasing, increased generic dispensing and higher rebates through greater formulary compliance. Mail service is ideal for maintenance medications because of the convenience of home delivery and improved patient compliance through methods such as refill reminders. Our mail pharmacies currently dispense more than nine million prescriptions on an annualized basis, typically in the form of a three-month supply of medications for chronic conditions. Our mail service operations are highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To enhance accurate dispensing of prescriptions, our mail service system is equipped with automated quality control features, and a registered pharmacist inspects each prescription.

     Our mail pharmacy operations are located in Fort Worth, Texas and Birmingham, Alabama. We have consolidated our Richardson, Texas mail pharmacy operations into our larger facilities in Fort Worth, Texas and Birmingham, Alabama. We believe that this consolidation will enhance the operating efficiencies of our mail pharmacy business.

     While the vast majority of our prescriptions are currently submitted through the mail, we will continue to promote our web-based capabilities to further reduce the costs associated with prescription refills. For additional information on our web-based capabilities, see “— Web-based Health Improvement Products and Services” below.

     Clinical and Other Services. Our clinical services professionals work closely with health plan sponsors to design and administer pharmacy benefit plans that, through the use of formularies and other techniques, promote clinically appropriate drug usage while reducing drug costs. Our formulary development process begins with a panel of independent physicians and pharmacists who perform a clinical review of available drugs for inclusion in the formulary based on safety and efficacy. After the clinical review has been performed, we negotiate rebates and discounts with pharmaceutical manufacturers to obtain the most cost effective formulary for our health plan sponsors.

     We encourage formulary compliance through programs that operate at the patient, prescribing physician and pharmacist levels. We help design tiered co-payment plans, which require a health plan member to pay higher amounts for non-preferred drugs. We attempt to influence physician prescribing patterns by analyzing physicians’ prescribing behavior relative to physician peer groups and notifying them when their practices differ from peer group norms and medical best practices. We provide face-to-face consultations between our clinical pharmacists and high-prescribing physicians in an effort to align prescribing practices in targeted categories and diseases that are in the best interests of health plan sponsors and members. We also provide our own educational materials to physicians, pharmacists and health plan sponsors. Through the retail pharmacies, we offer a voluntary therapeutic interchange program that encourages pharmacists to consult with patients and physicians regarding therapeutically equivalent, cost-effective drug alternatives. Our programs support cost effective, clinically appropriate drug management and help to ensure that members receive appropriate drug therapies.

     In addition, we have developed consulting products and services to assist health plan sponsors in designing programs that manage prescription drug costs effectively while maintaining high physician and member satisfaction. Such programs include restrictive formularies, three-tiered co-payments and prior authorization features. We have developed a proprietary decision support system that offers virtually unlimited querying capability of pharmacy, medical and laboratory data, sophisticated outcomes analyses, detailed physician and pharmacy provider profiling, utilization trending and formulary and rebate analysis. This system allows health plan sponsors to study the effectiveness of specific drugs, identify and address areas for improvement and develop new programs.

Consumer Card Services

     According to the U.S. Census Bureau, in 1999 approximately 43 million Americans had no health insurance coverage. We estimate that approximately 17 million more Americans do not have outpatient prescription drug coverage included with their health insurance. Additionally, millions of Americans with outpatient drug coverage have inadequate benefits. We provide services to make prescription drugs more affordable for groups and individuals who have limited or no prescription drug insurance coverage. Through our consumer card services, participants receive a discount on covered prescription drugs at the point of sale, thereby reducing their prescription drug costs. We are able to achieve our goal of providing prescription drugs to consumers at reduced prices by negotiating rebates on prescription drugs from pharmaceutical manufacturers and discounts from retail pharmacies based on our size and ability to influence market share. In order to maximize the cost savings to participants, we also provide messages to pharmacies participating in the programs to inform them of clinically appropriate alternative drugs that may have a lower, out-of-pocket cost for the patient. We also intend to expand a patient letter program informing participants of preferred drugs available at discounts through the program and encouraging them to bring the preferred drug to the attention of their physician to determine whether or not they are a candidate for the more cost effective treatment option. In addition to cost savings, patients benefit by participating in our drug program by allowing us to capture the patients’ drug history and to identify and alert the dispensing pharmacist to any potential drug interactions.

     We currently have four consumer card programs. Three of our programs have more than 40,000 participating retail pharmacies nationwide and include a mail service option to provide additional savings to participants. Currently, we market our programs under MatureRx(R), femScript(R), and AvidaRx(TM), which we acquired through our acquisition of FFI, as well as provide private label consumer card programs for customers. MatureRx is designed to meet the needs of senior citizens who are beneficiaries of Medicare, which does not currently cover the cost of prescription drugs, by reducing their costs for prescription drugs. femScript is designed to help women obtain prescription coverage for oral contraceptives and estrogen replacement therapies. AvidaRx and the AdvancePCS private label consumer card programs offer savings on preferred products to participants. The AdvancedPCS private label consumer card program offers savings on a broad range of products to participants through more than 47,000 participating retail pharmacies nationwide.

Web-based Health Improvement Products and Services

     We believe that our web-based offerings are the most comprehensive in the industry. Through these offerings we intend to both increase member satisfaction with our PBM services and enhance our operating efficiency. We also aim to facilitate the member retention and growth goals of our health plan sponsors by providing such plans with leading e-health web site development services and access to our e-health portals.

     PBM Services. Our online pharmacy services allow us to both reduce costs and improve service. When visiting our web sites, members of our health plan sponsors can place orders for prescriptions, check order status, locate network pharmacies, review formulary information and save processing and customer service costs. We believe a key differentiating characteristic of our online PBM services is the ability of patients to access online a confidential and complete history of all prescriptions dispensed to them. In addition, we continue to work with our health plan sponsors to develop interfaces that enable them to seamlessly link into our PBM services through their own web sites.

     Client Services. In response to client demand for their own e-health solutions, we provide web development services for health plan sponsors, an e-health portal and an online drugstore. We develop e-health web portals for our clients by either co-branding our own e-health portal or creating a completely customized private-label web site on their behalf. Our web development services are provided in conjunction with Consumer Health Interactive, Inc., or CHI, of which we currently own approximately 19 percent. CHI assisted us in the development of our own e-health portal, BuildingBetterHealth.com, which provides consumers a comprehensive source of health, wellness and medical information, including access to medical and drug encyclopedias, an extensive medical library, medication guides, diet and nutritional resources, information about diseases, pregnancy, child and elder care, current news articles about health care developments, and related content. In addition, our online drugstore, AdvanceRx.com offers consumers the further convenience of shopping for other drugstore products while filling their prescriptions online or visiting BuildingBetterHealth.com or one of the other web sites that we developed for health plan sponsors. AdvanceRx.com offers over-the-counter products, health and beauty products, vitamins and nutritional supplements, medical supplies and similar products, covering over 10,000 different SKUs.

Disease Management and Other Health Improvement Programs

     Disease Management. We help health plan sponsors manage the cost and treatment of specific chronic diseases by improving medical outcomes and lowering the cost of health care delivery. Our programs are designed to support the quality initiatives and third party accreditation requirements, such as those of the National Committee on Quality Assurance, of our health plan sponsors. These programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high risk indications.

     Our disease management programs are executed by a dedicated team of clinicians and managed care professionals and typically have five principal elements:

•	Data integration. We compile and analyze medical, laboratory, pharmacy and other relevant data for a particular group of health plan members.

•	Case finding. We identify patients from the group who have the specific disease and stratify them for targeted interventions.

•	Treatment assessment. We compare treatment received by identified patients with nationally accepted treatment guidelines. We also assess physician knowledge of clinical guidelines for targeted interventions.

•	Targeted interventions. We intervene with identified patients by educating them about their disease and providing self-management tools. We also provide physicians with treatment guidelines, patient profiles and patient management tools.

•	Outcomes analysis. We measure the results of the intervention by tracking the identified patients’ medical outcomes and monitoring ongoing compliance with their treatment programs.

     We have designed disease management programs for cardiovascular secondary risk reduction, asthma, diabetes, heart failure, depression and hypertension. We have approximately 15 million eligible members who are enrolled in health plans currently under contract for one or more of our programs. We believe our disease management programs are supported by our ability to assess quality of life, quality of care and overall satisfaction with the disease management programs. We also assess the economic benefit of the programs to our health plan sponsors.

     The Center for Work and Health. In the first quarter of fiscal year 2001, we developed the Center for Work and Health to focus specifically on employer group clients and the impact that illnesses have on losses in productive hours of work. In this regard, the Center for Work and Health views health care dollars as an investment in human capital that needs to be effectively managed to improve the quality of life of employees and to reduce lost productive hours and absenteeism due to illness. The Center for Work and Health focuses on health problems that both have a substantial impact on productivity and can be improved, such as arthritis pain, back pain, musculoskeletal pain, depression, diabetes, gastrointestinal disorders, allergic rhinitis, migraines and numerous other conditions. Many of these conditions are common in working populations and are under-diagnosed, not adequately managed and under-treated. Strategies that facilitate effective care are likely to improve outcomes and, as a result, reduce lost hours of productivity. We believe these results are particularly valuable to our employer group clients, who are responsible for the cost of medical care and benefit economically from a reduction in lost productivity.

     The Center for Healthier Aging and Patient Safety. In the third quarter of fiscal year 2000, we developed the Center for Healthier Aging and Patient Safety to encourage better health for elderly and the chronically ill through preventative and interventional programs designed to promote the appropriate use of pharmacy therapy and reduce overall health care costs for these patients. Through focused data analysis, we work to assure that medications provide their intended advantages with minimal unintended adverse effects. We also work with pharmaceutical manufacturers to evaluate appropriate medications and medication information for elderly patients and their physicians. As a result, we believe that our emphasis on effective care for the elderly will increase our visibility in the marketplace and position us to take advantage of any future Medicare drug benefit opportunities.

Clinical trials

     Through our clinical research operations, we assist pharmaceutical manufacturers in conducting clinical trials for both new drugs and new uses for existing drugs. Our current clinical trial initiatives are focused on Alzheimer’s disease and other neurological disorders, psychological conditions and pain relief. We provide key functions in the clinical trials process, including:

•	recruiting patients and physicians to participate in trials;

•	administering the trials as designed by the pharmaceutical manufacturers; and

•	measuring the patients’ results.

     The large size and breadth of our PBM population enhances our clinical trial recruitment and execution capabilities. Our patient enrollment methods are designed to reduce drug development time, which permits sponsors of clinical trials to introduce their products into the market faster and to maximize the economic return for such products. We use a call center and medically appropriate surveys to identify patients eligible to participate in our clinical trials. We believe that the combination of our clinical trials expertise with the largest PBM membership base allows us to more thoroughly and accurately evaluate the clinical benefits and predict the impact of new pharmaceutical products and services on health care expenditures and patient care management.

Outcomes studies

     We provide pharmaceutical manufacturers an established vehicle for conducting studies that can document a drug’s economic and clinical benefits in a real world environment. In addition, our surveying capabilities permit us to evaluate the effectiveness of disease management strategies. We perform outcome studies on a broad range of conditions including chronic pain, dementia, asthma and diabetes.

     Our outcomes studies services include conducting studies to further the understanding of the characteristics of diseases and to develop simple-to-use tools, such as questionnaires and decision trees, for diagnosing diseases. In addition, we develop measurements for monitoring patient medical outcomes and determine how to best influence the health status of individuals. We also evaluate the direct and indirect costs of health care, as well as conduct surveys to evaluate physician knowledge and behavior in order to develop individualized educational materials for each physician.

Clients

     We generate a significant portion of our revenues from contracts with health plan sponsors. One of our clients, Foundation Health Systems, Inc., now known as Health Net, accounted for approximately 14 percent of our revenues in fiscal year 2001. However, on a pro forma basis giving effect to our acquisition of PCS, Health Net accounted for approximately eight percent of revenues in fiscal year 2001. FEP accounted for 11% of our revenues for the year ended March 31, 2001. On a pro forma basis giving effect to our acquisition of PCS, government contracts, including state and federal, represented approximately 12 percent of our client base in fiscal year 2001. These arrangements are typically acquired through a competitive bidding process and may be terminated on short notice by the government. No other client accounted for more than 10 percent of our revenues in this period.

     Historically, we have had strong client relationships with BlueCross BlueShield companies and other managed care organizations. While PCS has served managed care plans, it has traditionally focused on and developed expertise in serving self-insured employers, insurance carriers and government plans. As a result of our combination, we now have a diverse client base and substantial market penetration among all major target client groups.

Sales, Marketing and Service

     As of March 31, 2001, we had a staff of more than 530 sales and support people. Our sales force is supplemented by client service representatives in more than 30 offices throughout the United States. As part of our strategy to expand our client base, we have reorganized our sales force into teams focused on each client segment. Through this reorganization, our sales force will be able to focus on the specific characteristics and needs of our current and prospective clients in each segment.

     The sales process for health plan sponsors usually lasts a minimum of six to nine months and sometimes can extend for a year or longer. We initiate the sales process with large health plan sponsors at our most senior levels. A staff of sales representatives uses a team approach to work with a number of senior level individuals within a health plan sponsor. In this manner, we are able to work with health plan sponsors at multiple levels within their organizations, and our health plan sponsors have multiple contacts within our organization.

     Once we have contracted with a health plan sponsor for our services, we commit to provide it with the highest level of support. For example, our benefits design group works with our health plan sponsors to design the pharmacy benefits that they will provide to the individuals in their plans. Each client is supported by a multi-functional team led by a senior-level account manager who coordinates with designated resources across our company. The account management teams are organized by market segment to enhance their understanding of the needs and complexities of our clients.

     In addition, we commit to our health plan sponsors that the individuals enrolled in their plans will receive high quality member service. To fulfill this promise, we manage three advanced call centers staffed with over 1000 member service representatives who are available to answer incoming calls 24 hours a day, seven days a week. For the year ended March 31, 2001, our call centers received approximately 269,000 calls per week, on average.

Suppliers

     In an effort to continue to gain efficiencies from our acquisition of PCS we recently entered into a three-year agreement with a wholesale distributor to be our primary supplier of pharmaceuticals to our mail pharmacies. We believe our supplier arrangements are more than adequate, and we maintain strong relationships with back-up wholesalers and suppliers. In addition, we believe alternative suppliers can be utilized without any disruptions. We believe it would be relatively easy to switch from one supplier to another. Other than with respect to our mail pharmacies, we do not purchase products for retail pharmacies or otherwise supply products to them. Retail pharmacies typically have their own arrangements with wholesale distributors or pharmaceutical manufacturers.

Information Systems

     Information technology systems are a critical part of our business. We maintain a number of separate, proprietary systems that are designed to efficiently support our specific departments, yet are compatible for electronic data interchange. Our information technology systems are highly scalable and run on a variety of platforms. We have an experienced systems staff of more than 700 employees. We maintain extensive preventative measures to protect against disaster, including redundancy in all aspects of processing, telecommunications and power sources.

     As part of our integration efforts with PCS, we have moved our Richardson, Texas data center into our Scottsdale, Arizona data center. Although we combined physical locations, we will continue to maintain our separate data processing platforms in order to avoid client disruptions associated with conversion. The Scottsdale, Arizona data center has received ISO 9002 certification from the International Organization for Standardization, the world’s foremost quality standards organization, and has also received an exceptional audit grade from registrars with the professional services firm, Deloitte & Touche LLP.

     We are continuing to make significant progress in efforts to integrate other technology that we acquired in connection with the PCS acquisition. We have successfully integrated many of our administrative technologies such as voice-mail, e-mail and telephony systems. We are making significant progress in our efforts to integrate our accounting and payroll/benefit systems. We have successfully created an interface to all of our call centers and our mail service pharmacies so clients can be supported by any combination of these facilities. By combining our technologies, we expect to achieve significant synergies in our various operations to eliminate many redundant systems and to redeploy key personnel to focus on our most critical needs.

Competition

     We compete with a number of national companies, including Merck-Medco Managed Care, LLC, a subsidiary of Merck & Co., Inc., a pharmaceutical manufacturer, Express Scripts, Inc. and Caremark Rx, Inc. In addition, we compete with a number of local and regional PBMs and mail order pharmacies, some of which may be owned by health plans or retail pharmacy chains. These competitors may possess purchasing and other advantages over us that could allow them to price competing services more aggressively than we can because of their market position, affiliations and other aspects of their businesses.

     We believe that the primary competitive factors in the PBM industry include:

•	the size and financial strength of the company;

•	independence from pharmaceutical manufacturers, retail pharmacies and health plan sponsors;

•	the ability to reduce health plan sponsor costs by negotiating favorable rebates and volume discounts from pharmaceutical manufacturers;

•	the quality, scope and costs of programs offered; and

•	the ability to use clinical strategies to improve patient outcomes and reduce costs.

Government Regulation

     Various aspects of our business are governed by federal and state laws and regulations and compliance is a significant operational requirement for us. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect our business. We cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care or the business of PBMs, or how existing laws may be interpreted. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business, profitability or growth prospects.

     Among the federal and state laws and regulations that affect aspects of the PBM business are the following:

     FDA Regulation. The U.S. Food and Drug Administration, or FDA, generally has authority under the Federal Food, Drug and Cosmetic Act, or FDCA, to regulate drug promotional materials that are disseminated “by or on behalf” of a pharmaceutical manufacturer. In January 1998, the FDA issued a Draft Guidance for Industry regarding the regulation of activities of pharmacy benefit managers that are directly or indirectly controlled by pharmaceutical manufacturers. In that draft guidance, the FDA purported to have the authority to hold pharmaceutical manufacturers responsible for the promotional activities of PBMs, depending upon the nature and extent of the relationship between the pharmaceutical manufacturer and the PBM. We and many other companies and associations commented to the FDA in writing regarding its authority to regulate the communications of PBMs that are not owned by pharmaceutical manufacturers. In the fall of 1998, the FDA withdrew the guidance and stated that it would reconsider the basis for its issuance. To date, the FDA has not taken any further action on the issue. Although it appears that the FDA has changed its position regarding regulation of communications by PBMs, there is no assurance that it will not re-examine the issue and seek to assert the authority to regulate the communications of such PBMs.

     The FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor’s or clinical investigator’s obligations related to the study of the drug. In October 1998, the FDA announced that the agency would give Institutional Review Boards or IRBs, the independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of the physicians conducting the clinical trials, or clinical investigators. Recently, public concern over the conduct of clinical trials for drugs has grown, and scrutiny of the authority and the role of IRBs, as well as the oversight of clinical trials for drugs has increased. New regulations or standards may be enacted that would increase the regulatory compliance burden on those involved in clinical investigations.

     We believe that we meet all of our regulatory responsibilities with regard to our involvement in clinical trials. However, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. We cannot assure you that the FDA will not at some point consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the FDCA are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties, which include fines and imprisonment.

     Regulation of Confidentiality of Patient Identifiable Information. Government regulation of the use of patient identifiable information has grown substantially over the past several years, and is likely to increase further in the future. Many states have recently enacted laws dealing with the use and disclosure of health information, and this is expected to be an area of significant activity in many states this year again. The proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. Texas, California and New York are some of the larger states that focused on health information privacy this year. Numerous proposals have been circulated at the state and federal level and there is no assurance that these proposals, if adopted, will not have a material adverse effect on our business, profitability and growth prospects. The programs that we offer our health plan customers are information-based, utilizing aggregated and anonymous data, as well as patient-specific information, depending upon the needs of the customer. Government restrictions on the use of patient identifiable information could adversely affect our ability to promote formulary compliance and to conduct health improvement programs and outcomes studies, as well as our business growth strategy based on these programs.

     In the absence of comprehensive federal privacy legislation, in December 2000, the Department of Health and Human Services, or HHS, issued final regulations regarding the privacy of individually identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This final privacy rule applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plans and their business associates use and disclose protected information. This final rule gives patients significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, are required to obtain patient consents for treatment, payment and health care operations. For all uses or disclosures of protected information that do not involve treatment, payment or health care operations, the rule requires that all covered entities obtain a valid patient authorization. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Organizations subject to the rule will have approximately two years to comply with these provisions. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions. Additional guidelines on the application of the final privacy rule are expected to be released in the near future, and these could impact the manner in which we use or disclose protected health information.

     In addition, in August 1998, HHS issued proposed regulations pursuant to HIPAA that govern the security of individually-identifiable health information. A final security rule has not yet been published but, once issued, it is likely to impose additional administrative burdens on health care providers, health plans and their business associates, relating to the storage, utilization and transmission of health information.

     Due to the complex and controversial nature of the HIPAA regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect. However, as currently written, they will likely increase our burden of regulatory compliance with respect to our health improvement programs and other information-based products, and may reduce the amount of information we may use if patients do not consent to its use. There can be no assurance that the restrictions and duties imposed will not have a material adverse effect on our business, profitability or growth prospects.

     Even without new legislation and beyond the final federal regulations, individual health plan sponsors could prohibit us from including their patients’ medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

     Anti-Kickback Laws. Subject to certain exceptions, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal health care program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal health care programs. Several states also have similar laws, known as “all payor” statutes, which apply anti-kickback prohibitions beyond services for which federal health care program payments may be made. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil sanctions and exclusion from participation in federal health care programs. State anti-kickback laws vary, and have rarely been interpreted by courts. However, in several cases, courts have ruled that contracts that violate anti-kickback laws are void as a matter of public policy.

     The federal anti-kickback statute has been interpreted broadly by courts, by the Office of Inspector General, or OIG, and within administrative tribunals. Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are “product conversion programs” in which benefits are given by pharmaceutical manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. These laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to physicians or pharmacists in connection with such programs.

     Because of the federal statute’s broad scope, federal regulations establish some “safe harbors” from liability. Safe harbors exist for, among other things, certain properly reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations and certain managed care risk-sharing arrangements. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge.

     We believe that we are in compliance with the legal requirements imposed by these laws and regulations, and we believe that there are material differences between the drug-switching programs about which the OIG has raised concerns and the programs we offer to our customers. To date, the government has not commenced enforcement actions under the anti-kickback statutes against PBMs with regard to their negotiation of discounts, rebates and administrative fees from drug manufacturers in connection with drug purchasing and formulary management programs, or their contractual agreements with pharmacies that participate in their networks, or their relationships with their health plan customers. However, in June of 2000, MIM Corporation, a PBM settled a lawsuit with the federal government and the State of Tennessee asserting that it had defrauded the Tennessee Medicaid program in managing its prescription drug benefit by making false claims and diverting payments.

     In June 1998, the United States Attorney’s Office for the Eastern District of Pennsylvania began an investigation into whether rebates and other payments made by pharmaceutical manufacturers to PBMs, or payments made by PBMs to retail pharmacies or others, may violate the anti-kickback laws or other federal laws. To date, no specific prosecutions or settlements have been made public. As part of this investigation, prior to our acquisition of PCS, PCS received a subpoena from the OIG requesting general information about PCS’s programs. AdvancePCS has turned over documents in response to the subpoena. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with us. We believe subpoenas have been issued to other PBMs and pharmaceutical manufacturers as well. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. We believe that our programs, and those programs of PCS prior to the acquisition are in compliance with the requirements imposed by the anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects. For more information regarding the OIG investigation, see “— Legal Proceedings and Government Investigations” below.

     OIG Study. The OIG Office of Evaluation and Inspections, which seeks to improve the effectiveness and efficiency of the HHS’s programs, issued a report on PBM arrangements on April 15, 1997. The report was based primarily on a nationwide survey of HMOs that use PBMs, and examined the benefits of, and concerns raised by, the HMOs’ relationships with PBMs.

     The report identified concerns about the potential for bias resulting from alliances of PBMs and pharmaceutical manufacturers and the lack of oversight by HMOs regarding the performance of PBMs in delivering quality services to health plan members. The report recommended that HCFA and state Medicaid programs should include stronger oversight provisions in their risk contracts with HMOs by requiring HMOs to review the performance of the PBMs with which they contract. The report also recommended that HCFA, the FDA and the Health Resources and Services Administration, working with outside organizations, should develop quality measures for pharmacy practices that can be used in managed care settings. We intend to closely monitor these agency actions and whether these actions would have any impact on our business.

     Managed Care Reform. Legislation is being debated on both the federal and state level, and has been enacted in several states, aimed primarily at improving the quality of care provided to individuals enrolled in managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care, and mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals under consideration by Congress and state legislatures, and enacted by states, to date vary greatly, and the extent to which future legislation may be enacted is uncertain. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material impact on our business.

     Direct Regulation of PBMs. Several states, including Georgia, New Jersey and New York, have introduced legislation that would directly regulate PBMs, but to our knowledge, no state has passed such legislation. Several regulatory and quasi-regulatory bodies, such as the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy and the National Committee on Quality Assurance, are also considering proposals to regulate PBMs and proposals to increase the regulation of certain PBM activities, such as formulary and utilization management, and downstream risk assumption. As discussed below under “— Licensure Laws,” state licensure of certain activities, such as utilization review and third party administration, also may adversely impact our business and operations. While the outcome of these initiatives is uncertain, any resulting legislation could significantly impact our business, both directly as a PBM, and indirectly through the impact on the pharmacy benefit services we are able to deliver on behalf of our health plan sponsors.

     ERISA Regulation. We have agreements to provide PBM services to a number of self-funded corporate health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which regulates employee pension and health benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. In past decisions, the United States Supreme Court and other federal courts have declined to extend fiduciary status to managed care organizations that contract with ERISA plans. However, future cases involving PBMs could be decided differently, and if we were deemed to be a fiduciary, we could potentially be subject to claims over benefit denials. In addition, we could also be subject to claims for breaching fiduciary duties in connection with the services we provide to the plan.

     In March 1998, Mulder v. PCS Health Systems, Inc. was filed as an alleged class action lawsuit, contending that we are an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. We have denied all allegations of wrongdoing and are vigorously defending this lawsuit. For information regarding this action, see "— Legal Proceedings and Government Investigations” below.

     ERISA prohibits a “party in interest” to a plan from engaging in certain types of transactions with the plan, including purchases, sales, and loans. Violations are subject to civil and possibly criminal liability. By providing services to these plans, we are subject to the restrictions on a party in interest. We believe that we are in compliance with these provisions of ERISA. However, we can provide no assurance that the government would not challenge our practices.

     Consumer Protection Laws. Most states have consumer protection laws, which have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with drug switching programs. In addition, under a settlement agreement entered into with 17 states on October 25, 1995,

Merck-Medco Managed Care, the PBM subsidiary of pharmaceutical manufacturer Merck & Co., agreed to require pharmacists affiliated with Merck-Medco Managed Care mail service pharmacies to disclose to physicians and patients the financial relationships between Merck & Co., Merck-Medco Managed Care and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with pharmaceutical manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements, and that our business practices are otherwise compliant with consumer protection laws. However, we could be subject to scrutiny or challenge under one or more of these laws. Additionally, most states have enacted consumer protection laws relating to a wide range of managed health care activities, including provider contracting, member appeals, and access to services and supplies.

     Network Access Legislation. A significant number of states have adopted some form of legislation affecting our ability to limit access to retail pharmacy provider networks or from removing retail pharmacies from a network. These laws may require us, directly or through our health plan customers, to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation; these laws are sometimes referred to as “any willing provider” or “freedom of choice” laws. To date, we have not been materially affected by these statutes because we administer a large network of over 56,000 retail pharmacies and will admit any licensed pharmacy that meets our credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

     Formulary Restrictions. A number of states have begun to actively regulate the management of prescription drug benefits. Texas, California, New York and New Jersey have taken the lead proposing legislation on a wide range of issues affecting the delivery of pharmacy benefits. Many smaller states have followed, although often focusing on particular aspects, such as the development and use of formularies or pharmacy network issues. For example, some states have passed laws mandating coverage for off-label uses of drug products, such as the off-label uses of chemotherapeutic agents where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners is developing a model law on drug formularies, currently known as the Health Carrier Prescription Benefit Management Model Act, that, if ultimately enacted throughout the country, may provide more uniformity for health plans and PBMs. Among other things, the model law would address the disclosure of formulary information to health plan members, members’ access to non-preferred drugs, and availability of an appeals process for members to use when coverage of a non-preferred drug is denied by the health plan or its designee. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

     Legislation Imposing Plan Design Restrictions. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states prohibit insurers, HMO’s and other health plans from requiring members to use mail pharmacies. Other restrictions affect the ability to make formulary changes and restrictions. Among the most aggressive in this regard are Texas and New Jersey, both of which have recently issued far-reaching regulations limiting formulary flexibility. In Texas, the new regulations prevent plans from changing their formularies during the plan year, and in New Jersey, the regulations mandate coverage of at least two drugs per therapeutic class and limit the difference in co-payments to 30% for different tiers on a formulary. Other states mandate coverage of certain benefits or conditions. This legislation does not generally apply to us, but it may apply to some of our customers such as HMOs and insurers. If similar legislation were to become widespread and broad in scope, it could have the effect of limiting the ability of PBMs to achieve economic benefits through health benefit management services.

     Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review and related services. The scope of these laws differs significantly from state to state, and the application of these laws to the activities of pharmacy benefit managers is often unclear. We have registered under these laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. As noted above under “— Direct Regulation of PBMs,” some states have introduced legislation that, if enacted, would subject PBMs to comprehensive regulation. Such enactments could adversely affect our business and operations.

     Legislation and Regulation Affecting Drug Prices. The federal Medicaid rebate statute provides that manufacturers must provide rebates to the program on all drugs purchased equivalent to the difference between the average price of the drugs and the best price at which the manufacturer sells the drugs to wholesalers. In addition, under the Federal Supply Schedule, the government seeks and obtains favorable pricing based on manufacturers’ commercial prices and sales practices. Some manufacturers may see these policies as a disincentive to offering discounts to private purchasers, including the plans represented by AdvancePCS. Some states have adopted legislation or regulations providing that a pharmacy participating in the state’s Medicaid program must give program patients the best price that the pharmacy makes available to any third party plan. These requirements are sometimes referred to as “most favored nation” payment systems. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Any such legislation, if enacted in any state, may adversely affect our ability to negotiate discounts from network pharmacies or manufacturers. Some manufacturers may view these Medicaid rebate provisions as a disincentive to provide discounts, which could adversely affect our ability to control costs.

     A number of states have also recently introduced broad drug price control bills that would extend price controls beyond the Medicaid program. Many of these bills impose maximum drug prices based on the Federal Supply Schedule and require that manufacturers and/or pharmacies extend this pricing to one or more segments of the state’s population, such as to all Medicare beneficiaries. If enacted, these bills could adversely affect our mail-order pharmacy’s reimbursement rates, or otherwise discourage the use of the full range of our services by current or future clients. A number of states have begun to seek supplemental rebates from drug manufacturers, beyond those required by the federal Medicaid statute. Some of those states may utilize the services of PBMs to negotiate and administer these supplemental rebate programs.

     In 2000, Congress passed the Medicine Equity and Drug Safety Act of 2000, directing the FDA to promulgate regulations allowing pharmacists and drug wholesalers to reimport approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. The purpose of the law was to enable United States citizens to purchase drugs at prices comparable to lower prices charged for such medicines in other countries. In December 2000, the Secretary of HHS notified President Clinton that HHS would not seek the necessary funding to implement the law, since she believed it was too flawed as written to be effective. The Secretary of HHS in the Bush Administration has put his review of this policy on hold, and it will not be implemented this year. Whether and how the law will ultimately be implemented through regulations is unclear. It may offer PBMs opportunities to reduce costs, but faces substantial opposition from the prescription drug industry. The ultimate effect of the legislation on our business is not known at this point.

     Recently, the government has increased its attention to how drug manufacturers develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, Average Wholesale Price, or AWP, has come under criticism as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The Department of Justice is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether it has inflated drug expenditures by the Medicare and Medicaid programs. In addition, the Clinton administration, along with many states, proposed changing the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs. Instead of AWP as historically reported by First DataBank, a company that specializes in the compilation of drug pricing information, the federal and state governments proposed to use a different set of pricing data, also compiled by First DataBank, which generally yielded lower prices for certain drugs. As part of the 2000 Consolidated Appropriations Act, P.L. 106-554, however, Congress enjoined reductions in Medicare drugs reimbursed based on the revised data pending a study by the General Accounting Office, and the HCFA has suspended the implementation of this data with respect to Medicare pending this study. These changes and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. In addition, it may affect our relations with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that our mail-order pharmacy receives from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised First DataBank pricing information. Furthermore, private payors may choose to follow the government’s example, and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts.

     In January of 2001, Bayer Corporation entered into a $14 million settlement with the Department of Justice regarding a qui tam suit that alleged that Bayer had artificially inflated the average wholesale price that it reported to government health care programs. In addition, Bayer agreed to report new pricing information, the “average sale price”, to government health care programs, which is calculated differently from the average wholesale price. To the extent that AdvancePCS’s private plan customers opt to rely on this data, and demand similar calculations from manufacturers, it could impact our ability to negotiate rebates with manufacturers.

     Medicare Prescription Drug Benefit. Medicare reimbursement and coverage of prescription drugs may change significantly in the near future. Medicare does not currently offer an outpatient prescription drug benefit. Proposals have been made to reduce Medicare drug reimbursement amounts, although the prospects for legislation are uncertain. Several legislative proposals are under consideration in Congress to provide Medicare recipients with outpatient drug benefits through the use of PBMs. Many states have established or are considering establishing or expanding state drug assistance programs that would increase access to drugs by those currently without coverage. We cannot assess at this stage how such proposals will impact drug costs or our business.

     Regulation of Financial Risk Plans. The administration of fee-for-service prescription drug plans by PBMs generally is not subject to insurance regulation by the states. However, if a pharmacy benefit manager offers to provide prescription drug coverage on a capitated basis or otherwise accepts financial or insurance type risk in providing the benefit, laws in various states may regulate the plan. These laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include laws governing the business of insurance, HMOs, limited prepaid health service plans, preferred provider organizations and organized delivery systems. Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. This issue has received a great deal of attention recently. For example, the National Community Pharmacists Association has asked the National Association of Insurance Commissioners to examine whether PBMs should be subject to state insurance laws. Accordingly, compliance with state laws and regulations is a significant operational requirement for us, and could limit our flexibility to adopt alternative and novel fee arrangements with our customers.

     Mail Pharmacy Regulation. Our mail pharmacy operation distributes drugs throughout the United States. Our fulfillment centers are presently located in Fort Worth, Texas and Birmingham, Alabama. We are in the process of consolidating our Richardson, Texas mail pharmacy operations into our larger facilities in Fort Worth, Texas and Birmingham, Alabama. We are licensed by United States, Texas and Alabama authorities to do business as a pharmacy and to deliver controlled substances. Many of the states into which we deliver pharmaceuticals and controlled substances have laws and regulations that require out-of-state mail service pharmacies to register with that state’s board of pharmacy, or similar regulatory body, in order to mail drugs into the state. We have registered in every state that, to our knowledge, requires such registration. In addition, some states require out-of-state mail service pharmacies to have a pharmacist at the mail order location who is licensed in the state to which the drugs are shipped, as well as meeting other standards. To the extent that such laws or regulations are applicable to us, we believe that we are in compliance with them.

     Other Statutes and Regulations Affecting our Mail Pharmacy Operations. HCFA requires mail order pharmacies to provide toll-free numbers for patient counseling of Medicaid recipients residing out of state. However, we do not currently receive reimbursement from any state Medicaid programs. Congressional directives to provide useful information on prescription drugs to consumers may involve participation by mail order pharmacies in disseminating such information. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The United States Postal Service historically has exercised this statutory authority only with respect to controlled substances. Alternative means of delivery are available to us.

Employees

     On March 31, 2001, we had 4,534 employees, including 15 medical doctors and 442 pharmacists. None of our employees is represented by a labor union. In the opinion of management, we have good relationships with our employees.

Insurance

     Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our health improvement services, and our non-PBM operations, such as the products and services provided in connection with our clinical trial services, may subject us to litigation and liability for damages. We believe that our insurance protection is adequate for our present business operations, but there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or be adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect upon our financial position or results of operations.

Risk Factors

Risks Related to Our Business

We may not realize the benefits of integrating with PCS or be successful in managing our combined company.

     We acquired PCS on October 2, 2000, which dramatically increased the size of our company. Unless our management is successful in integrating and managing the employees and assets acquired in the transaction in a cost-efficient manner we will not be able to realize the operating efficiencies and other benefits sought from the transaction. If we fail to successfully integrate our operations with those of PCS and successfully manage the combined company, our business, profitability and growth prospects will suffer.

We have substantial debt obligations that could restrict our operations.

     We have substantial indebtedness. To finance our acquisition of PCS, we entered into an $825 million senior secured credit facility and issued $200 million of senior subordinated notes to the seller, Rite Aid Corporation, or Rite Aid. We repaid the senior subordinated notes with the proceeds from our offering of $200 million in 8 1/2% Senior Notes Due 2008 (“Senior Notes”). As of March 31, 2001, our outstanding debt was approximately $845 million and our ratio of debt to total stockholders’ equity was approximately 2.1 to 1.

     Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds.

     In addition, approximately $645 million of our outstanding debt bears interest at a variable rate. While we have entered into interest rate protection agreements with respect to $400 million of this debt, we remain exposed to interest rate risk with respect to the remaining $245 million of this debt. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt.

     Our debt service requirements will require the use of a substantial portion of our operating cash flow to pay interest on our debt instead of other corporate purposes. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest on and principal of our debt in the future, or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business, profitability and growth prospects.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest on and principal of our debt in the future or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations.

Restrictive financing covenants limit the discretion of our management.

     Our credit facility and certain agreements governing our debt contain a number of covenants that limit the discretion of our management with respect to certain business matters. Our credit facility covenants, among other things, restrict our ability to:

•	incur additional indebtedness;

•	issue preferred stock;

•	declare or pay dividends and other distributions;

•	create liens;

•	make capital expenditures;

•	make certain investments or acquisitions;

•	enter into mergers or consolidations;

•	make sales of assets; and

•	engage in certain transactions with affiliates.

     The Senior Notes’ indenture contains, similar restrictive covenants. In addition, under our credit facility, we are required to satisfy a minimum fixed charge coverage ratio, a maximum total leverage ratio and a minimum interest coverage ratio. A breach of any agreements governing our debt would permit the acceleration of the related debt, which could harm our business, profitability and growth prospects. These restrictions may place us at a disadvantage compared to our competitors that have fewer restrictive covenants and are not required to operate under such restrictions.

Competition in our industry is intense and could reduce or eliminate our profitability.

     The PBM industry is very competitive. If we do not compete effectively, our business, profitability and growth prospects could suffer. Our competitors include profitable and well-established companies that have significant financial, marketing and other resources. Some of our competitors in the PBM business are owned by profitable and well-established pharmaceutical manufacturers or national retail pharmacy chains, which may give them purchasing power and other advantages over us by virtue of their ownership structure, and enable them to succeed in taking away some of our customers.

     Over the last several years, competitive pressures have caused our margins to decrease. Our gross margins may continue to decline as we attract and renew larger customers who typically have greater bargaining power than smaller customers and may require us to sell our services at decreased prices. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully market our PBM services to customers at our current levels of profitability.

If we lose key health plan sponsors, our business, profitability and growth prospects could suffer.

     We depend on a limited number of large health plan sponsors for a significant portion of our consolidated revenues. Five customers generated approximately 39% of the claims we processed in fiscal year 2001 and approximately 36% on a pro forma basis giving effect to our acquisition of PCS. During this period, Foundation Health Systems, Inc., now known as Health Net, generated approximately 12% of the claims we processed and approximately 8% on a pro forma basis. Our business, profitability and growth prospects could suffer if we were to lose one or more of our significant health plan sponsors.

     Our contracts with health plan sponsors typically provide for multi-year terms, with automatic 12-month renewals unless either party terminates the contract by giving written notice before the automatic renewal date. Most of these contracts are also terminable by either party without cause with 30 to 180 days’ notice. Many of our health plan sponsors put their contracts out for competitive bidding prior to expiration. We could lose health plan sponsors if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our health plan sponsors deteriorates or if our health plan sponsors are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, insurance companies, health maintenance organizations, or HMOs, and managed care companies have experienced significant consolidation. Our health plan sponsors have been, and may continue to be, subject to consolidation pressures.

If we lose relationships with one or more key pharmaceutical manufacturers or if the payments we receive from pharmaceutical manufacturers decline, our business, profitability and growth prospects could suffer.

     We have contractual relationships with numerous pharmaceutical manufacturers that pay us rebate payments on behalf of our health plan sponsors based on use of selected drugs by their health plan members, as well as fees for other programs and services. We believe our business, profitability and growth prospects could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer formulary rebates or purchase our programs or services; or

•	pharmaceutical manufacturers choose not to offer formulary rebates or purchase our programs or services.

     Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. If the use of newly-approved, brand name drugs added to formularies, which are the lists of preferred prescription drugs covered by a health plan, does not offset any decline in use of brand name drugs whose patents expire, our pricing could be altered.

If we lose pharmacy network affiliations, our business, profitability and growth prospects could suffer.

     Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, our members’ access to retail pharmacies and our business could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships with PBMs in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains could have material adverse effects on our relationships with these retail pharmacy chains and on our business, profitability and growth prospects.

Failure to continue to develop or acquire new products, services and technologies could adversely affect our business, profitability and growth prospects.

     We and our competitors continually develop new products and services to assist our customers in managing their pharmacy benefit. If we are unsuccessful in continuing to develop innovative products and services, our ability to attract new customers and retain existing customers may suffer. If our product development strategies are not successful, our business, profitability and growth prospects could suffer. Historically, we have experienced expense increases when developing new products. We anticipate that we will need to expend significant resources to develop or acquire new products and services in the future, which may adversely impact our profitability.

If we are unable to manage potential problems and risks related to future acquisitions and alliances, our business, profitability and growth prospects could suffer.

     Part of our growth strategy includes acquisitions and alliances involving complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to continue to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify acquisition or alliance prospects and negotiate and close transactions. Even if we complete future acquisitions or alliances:

•	we could fail to successfully integrate the operations, services and products of any acquired company;

•	we could fail to select the best alliance partners or fail to effectively plan and manage any alliance strategy;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees of the acquired company.

Many companies compete for acquisition and alliance opportunities in the PBM industry. Some of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions and alliances necessary to the future success of our business.

If our business continues to grow rapidly and we are unable to manage this growth, our business, profitability and growth prospects could suffer.

     Our business has grown rapidly in the last six years due to our acquisitions, with total revenues increasing from approximately $64.4 million in fiscal year 1995 to $7.0 billion in fiscal year 2001. In the six months ended March 31, 2001, which includes the results of operations of PCS, we generated $5.9 billion in total revenues. If we continue to grow rapidly, we will need to hire additional senior and line management, increase our investment in employee recruitment, training and retention, and expand our information processing and financing control systems. Our future operating results will depend in part on the ability of our officers and other key employees to continue to recruit, train, retain and effectively manage our employees as well as to improve our operations, customer support and financial control systems. Our future growth will also depend on our ability to access capital. If we are unable to finance continued growth, manage future expansion successfully or hire and retain the personnel needed to manage our business successfully, then our business, profitability and growth prospects could suffer.

If we lose key employees on whom we depend, in particular our chairman and chief executive officer, David D. Halbert, our business could suffer.

     We believe that our continued success will depend to a significant extent upon retaining the services of our senior management. Our business could be materially and adversely affected if we lose the services of Mr. David D. Halbert, our chairman of the board and chief executive officer, or other persons in senior management. Except as limited by their employment agreements, any of our senior management could seek other employment at any time. We do not currently have “key-person” life insurance policies on any of our employees. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

If we become subject to liability claims that are not covered by our insurance policies, we may be liable for damages and other expenses that could have a material adverse effect on our business, profitability and growth prospects.

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

     Various aspects of our business may subject us to litigation and liability for damages, including:

•	the dispensing of pharmaceutical products;

•	the performance of clinical trials, PBM services and health improvement services; and

•	the operation of our call centers and web sites.

     For example, our clinical research services involve the risk of liability for personal injury or death from unforeseen adverse side effects or improper administration of a new drug. We could be materially and adversely affected if we were required to pay damages, incur defense costs or face negative publicity in connection with a claim that is outside the scope of our contractual indemnity or insurance coverage.

New investors own a significant amount of our stock, giving them influence over corporate transactions and other matters.

     As a result of our acquisition of PCS, Joseph Littlejohn & Levy Fund III, L.P. and certain other investors, collectively referred to as JLL, and Rite Aid received Series A preferred stock. The Series A preferred stock is convertible into Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. Rite Aid sold substantially all of its shares of Class A common stock pursuant to our secondary public offering that was completed in March 2001. Assuming the conversion of all of the remaining outstanding preferred stock and Class B common stock into Class A common stock, JLL would beneficially own 18.8% of our Class A common stock. Accordingly, JLL may be able to substantially influence the outcome of stockholder votes and otherwise have influence over our business. In addition, JLL and Rite Aid under our second amended and restated certificate of incorporation have the right to designate four of our 11 directors, and we cannot take certain actions without their consent. The interests of these investors may differ from interests of other stockholders.

Risks Related to Our Industry

Prior to our acquisition of PCS, PCS received a subpoena from the Department of Health and Human Services Office of Inspector General in connection with an industry-wide investigation, and although there has been no allegation of wrongdoing on our part, we could be subject to scrutiny, investigation or challenge under federal or state anti-kickback or other laws, which could cause our business, profitability and growth prospects to suffer.

     Federal anti-kickback laws generally prohibit the receipt or solicitation of payment in return for purchasing or ordering, or arranging for or recommending the purchasing or ordering of, items and services reimbursable by federal health care programs. Some states have similar laws that apply across all payors. To date, these laws have not been applied to prohibit the types of business arrangements we have with pharmaceutical manufacturers, health plan sponsors or retail pharmacies. However, courts and enforcement authorities that administer the anti-kickback laws have historically interpreted these laws broadly.

     In November 1999, PCS received a subpoena by the Department of Health and Human Services Office of Inspector General, or OIG, requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others. AdvancePCS has turned over documents in response to the subpoenas. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with us. There has been no allegation of any wrongdoing on our part. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. We believe that our programs, and those of PCS prior to the acquisition, are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects.

If legislative or regulatory initiatives restrict our ability to use patient identifiable medical information, our clinical programs and our business growth strategy based on these services could suffer.

     Through our health improvement programs, we help our health plan sponsor customers identify individuals who will most benefit from the programs. Governmental restrictions on the use of patient identifiable information may adversely affect our ability to conduct health improvement programs and medical outcome studies and could adversely affect our growth strategy based on these programs. Federal and state legislation has been proposed, and some state laws have been enacted, to restrict the use and disclosure of patient identifiable medical information. Legislation could be enacted in the future that severely restricts or prohibits our use of patient identifiable information, which could harm our business, profitability and growth prospects.

     In December 2000, the Department of Health and Human Services, or HHS, issued final regulations regarding the privacy of individually-identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors and their business associates use and disclose protected information. The final rule gives patients significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, are required to obtain patient consents for treatment, payment and health care operations. For all uses or disclosures of protected information that do not involve treatment, payment or health care operations, the rule requires that all covered entities obtain a valid patient authorization. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Organizations subject to the rule will have approximately two years to comply with its provisions. In addition, HHS has proposed, but not yet finalized, regulations pursuant to HIPAA that govern the security of individually identifiable health information. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions. Due to the complex and controversial nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect. We cannot at this time predict with specificity what impact the adopted final rule on the privacy of individually identifiable health information, or the proposed rule on security of individually-identifiable health information may have on us. However, they will likely increase our burden of regulatory compliance with respect to our health improvement programs and other information-based products, and may reduce the amount of information we may use if patients do not consent to such use. There can be no assurance that the restrictions and duties imposed by the recently adopted final rule on the privacy of individually-identifiable health information, or the proposed rule on security of individually-identifiable health information, will not have a material adverse effect on our business, profitability and growth prospects.

     Even without new legislation and beyond the final federal regulations, individual health plan sponsor customers could prohibit us from including their patients’ medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

If we are ever deemed to be a fiduciary of a health benefit plan governed by ERISA, we could be subject to claims for benefit denials.

     We have agreements to provide PBM services to a number of self-funded corporate health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which regulates employee pension and health benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. If we were deemed to be a fiduciary, we could potentially be subject to claims relating to benefit denials. In addition, we could also be subject to claims for breaching fiduciary duties in connection with the services we provide to the plan.

     In March 1998, Mulder v. PCS Health Systems, Inc. was filed as an alleged class action lawsuit in the United States District Court for the District of New Jersey. The plaintiff alleges that we are an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. The class of plaintiffs has not yet been certified, and we intend to oppose such certification. We have denied all allegations of wrongdoing and are vigorously defending this lawsuit. Although the ultimate outcome is uncertain, an adverse determination could materially harm our business, profitability and growth prospects.

     ERISA also prohibits a “party in interest” to a plan from engaging in certain types of transactions with the plan, including purchases, sales and loans. Violations are subject to civil and criminal liability. By providing services to these plans, we are subject to the restrictions on a party in interest. We believe that we are in compliance with these provisions of ERISA. However, there is no guarantee that the government would not challenge our practices.

If there are changes in federal or state financing and regulation of the health care industry, our customers may delay or reduce the purchase of our services.

     During the past several years, the United States health care industry has been subject to an increase in governmental regulation, on both the federal and state level. We cannot predict what effect, if any, these proposals might have on our business, profitability and growth prospects. Congress is expected to consider proposals to change Medicare drug coverage and reimbursement policies, and many states are considering proposals to provide or expand drug assistance programs. Some states have begun to seek supplemental Medicaid rebates from drug manufacturers, beyond those required by the federal Medicaid statute. Both Congress and the states are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and the extent to which future legislation may be enacted is uncertain. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material adverse impact on our business, profitability and growth prospects.

     In addition, several legislative proposals are under consideration in Congress to provide Medicare recipients with outpatient drug benefits through the use of PBMs. While we believe that a Medicare prescription drug benefit could provide us with new business opportunities, the structure of such a program could have a material adverse impact on our business, profitability and growth prospects.

     Several states, including California, New Jersey and New York, have introduced legislation that would directly regulate PBMs, but to our knowledge, no state has passed such legislation. Several regulatory and quasi-regulatory bodies, such as the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy and the National Committee on Quality Assurance, are also considering proposals to regulate PBMs and proposals to increase the regulation of certain PBM activities, such as formulary and utilization management, and downstream risk assumption. While the outcome of these initiatives is uncertain, any resulting legislation could materially harm our business, both directly as a PBM, and indirectly through the impact on the pharmacy benefit services we are able to deliver on behalf of our health plan sponsors.

     There is great attention being paid to the pricing of prescription drug products and how they are reimbursed by government programs. One pharmaceutical manufacturer has settled a lawsuit with the federal government asserting that it inappropriately calculated drug prices for Federal health care programs, and agreed to provide a new calculation formula. Changes have been put forward that would alter the calculation of drug prices for Federal programs and likely reduce expenditures. These proposals may increase governmental involvement in health care and health benefit management services and otherwise change the way our customers do business. Health care organizations may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our health benefit management services, and manufacturers may react by reducing rebates or reducing supplies of certain products, which would materially harm our business, profitability and growth prospects.

If government laws or regulations relating to the financial relationships between PBMs and pharmaceutical manufacturers are interpreted and enforced in a manner adverse to our PBM and health improvement programs, we may be subject to enforcement actions and our business operations could be materially limited.

     In January 1998, the United States Food and Drug Administration, or FDA, issued a Draft Guidance for Industry regarding the regulation of activities of PBMs that are directly or indirectly controlled by pharmaceutical manufacturers. To date, the FDA has not taken any further action. Although it appears that the FDA has changed its position regarding regulation of communications by PBMs, there is no assurance that it will not re-examine the issue and seek to assert the authority to regulate the communications of such PBMs.

     Since 1993, retail pharmacies have filed numerous separate lawsuits against pharmaceutical manufacturers, wholesalers and other PBMs. These lawsuits challenge brand name drug pricing practices under various state and federal anti-trust laws. These suits also allege in part that the pharmaceutical manufacturers offered, and some PBMs accepted, rebates and discounts on brand name prescription drugs that violate the federal Robinson-Patman Act and the federal Sherman Antitrust Act. Some pharmaceutical manufacturers have settled certain of these actions. We are not a party to any of these proceedings. However, at this time we cannot assess whether we will be made a party to this type of lawsuit. Court decisions or terms of any settlements relating to these lawsuits could materially and adversely affect us in the future.

If government laws or regulations are enacted, interpreted or enforced in a manner adverse to our clinical research programs, we may be subject to administrative enforcement actions, as well as civil and criminal liability.

     We assist pharmaceutical manufacturers in conducting clinical trials for new drugs, or new uses for existing drugs. The conduct of clinical trials is regulated by the FDA under the authority of the Federal Food, Drug and Cosmetic Act and the related regulations. Oversight of clinical trials has received increasing scrutiny in recent years. If government laws or regulations are interpreted and enforced in a manner adverse to our clinical research programs, we may be subject to administrative enforcement actions, as well as civil and criminal liability. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor’s or clinical investigator’s obligations related to the study of the drug. In October 1998, the FDA announced that the agency would give Institutional Review Boards, which are independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of clinical investigators, for example the physicians who conduct the clinical trials.

     Because the interpretation and enforcement of these laws and regulations relating to the conduct of clinical trials is uncertain, the FDA may consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the Federal Food, Drug and Cosmetic Act are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties, which include fines and imprisonment.

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

ITEM 2. PROPERTIES

     Our existing facilities consist of approximately 1,100,000 square feet, of which we own 150,400 square feet and lease the remainder. The following table sets forth information with respect to our principal facilities.

Approximate
Square
Facility	Location	Footage	Lease/Own

Corporate Headquarters Corporate Office Call Center Call Center Call Center Clinical Services Clinical Services Mail Service Pharmacy Mail Service Pharmacy Mail Service Pharmacy e-Solutions	Irving, Texas
Scottsdale, Arizona
Scottsdale, Arizona
Richardson, Texas
Gold River, California
Bloomington, Minnesota
Hunt Valley, Maryland
Birmingham, Alabama
Fort Worth, Texas
Richardson, Texas
	Richardson, Texas	24,500 354,800 53,800 52,000 20,700 45,300 23,200 112,000 93,800 38,400 48,300	Lease Lease Lease Lease Lease Lease Lease Own Lease Own Lease

     In addition, we have several other facilities throughout the United States that we use for sales offices, clinics, data services and other corporate purposes. We believe our facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS AND GOVERNMENT INVESTIGATIONS

     In November 1999, PCS received a subpoena by the Department of Health and Human Services Office of Inspector General, or OIG, requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with us. There has been no allegation of any wrongdoing on our part. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. AdvancePCS believes that its programs, and those of PCS prior to the acquisition, are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. AdvancePCS plans to continue to cooperate with the OIG with respect to this investigation. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects.

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could materially harm our business, profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A common stock has been traded on the Nasdaq National Market under the symbol ADVP since our initial public offering on October 8, 1996. The following table sets forth the range of quarterly high and low sales prices per share of our Class A common stock as quoted on the Nasdaq National Market. On October 12, 1999, we announced a two-for-one stock split, effected in the form of a stock dividend of our common stock. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split.

	High	Low

Fiscal year ended March 31, 1999:

First Quarter	$21.75	$12.69

Second Quarter	18.50	8.50

Third Quarter	17.63	10.63

Fourth Quarter	33.88	15.69

Fiscal year ended March 31, 2000:

First Quarter	$32.50	$20.13

Second Quarter	34.75	24.00

Third Quarter	31.50	18.06

Fourth Quarter	28.75	11.13

Fiscal year ended March 31, 2001:

First Quarter	$22.63	$9.50

Second Quarter	42.19	19.00

Third Quarter	51.63	29.63

Fourth Quarter	59.25	29.00

     On March 31, 2001, there were approximately 4,000 beneficial owners of our Class A common stock represented by 103 holders of record.

     We have never paid any cash dividends on our Class A common stock and do not expect to pay cash dividends in the foreseeable future. In the past we have paid cash dividends on our preferred stock. We intend to retain future earnings to finance the ongoing operations and growth of our business.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The following tables present selected consolidated statement of operations, balance sheet and supplemental data of AdvancePCS for the periods and dates indicated. The selected statement of operations for each of the years in the five-year period ended March 31, 2001, and the balance sheet data as of March 31, 1997, 1998, 1999, 2000 and 2001 presented below are derived from our consolidated financial statements and accompanying notes, which have been audited by Arthur Andersen LLP, independent public accountants.

     The following tables also present selected historical statement of operations and supplemental data of PCS for the periods and dates indicated. The selected statement of operations data of PCS are derived from the consolidated financial statements and accompanying notes of PCS, which have been audited by Ernst & Young LLP. Prior to January 23, 1999, PCS was a wholly owned subsidiary of Eli Lilly and Company, or Eli Lilly, and its financial results for 1997 and 1998 were consolidated with those of Eli Lilly using a fiscal year ending December 31. On January 23, 1999, PCS was acquired by Rite Aid and its financial results for 1999 were consolidated with those of Rite Aid using a fiscal year ended February 26, 2000.

     The results of operations of PCS for the period commencing October 2, 2000, the date of our acquisition of PCS, are reflected in the financial statements of AdvancePCS after that date. Historical revenues and cost of revenues for AdvancePCS and PCS have been reclassified to reflect adoption of consistent revenue recognition policies.

     You should read the information contained in this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the historical consolidated financial statements and related notes of each of AdvancePCS and PCS.

AdvancePCS

	Year Ended March 31,

	1997	1998	1999	2000	2001(1)

	(In thousands, except per share and ratio data)
Statement of Operations Data:

Revenues(2)	$220,019	$473,761	$757,259	$1,833,888	$7,024,298

Gross profit	10,984	29,806	40,959	75,502	229,583

Selling, general, and administrative expenses	7,309	18,955	21,006	38,793	127,777

Non-recurring charges	—	—	—	—	11,129

Operating income	3,675	10,851	19,953	36,709	90,677

Interest income	1,560	2,950	2,860	1,064	3,450

Interest expense	(445)	(67)	—	(3,943)	(45,332)

Merger costs and asset disposal	—	(689)	—	(160)	(1,200)

Income before income taxes	4,790	13,045	22,813	33,670	47,595

Provision for income taxes	(1,564)	(4,957)	(8,669)	(12,794)	(24,927)

Net income	$3,226	$8,088	$14,144	$20,876	$22,668

Basic:

Net income per share	$0.21	$0.38	$0.59	$0.84	$0.78

Weighted average shares outstanding	12,529	21,011	24,004	24,760	29,145

Diluted:

Net income per share	$0.18	$0.31	$0.53	$0.75	$0.63

Weighted average shares outstanding	18,352	26,202	26,876	27,737	36,189

Balance Sheet Data (as of end of period):

Cash and cash equivalents	$51,172	$63,018	$45,895	$55,243	$110,048

Total assets	108,914	178,639	304,016	406,738	3,003,763

Total debt	—	1,285	50,000	50,000	845,000

Stockholders’ equity	42,577	50,342	68,773	98,044	405,704

Supplemental Data(3):

EBITDA(4)	$5,380	$13,320	$23,789	$45,819	$149,603

Capital expenditures	3,147	6,795	7,860	22,807	41,197

Depreciation and amortization	1,705	2,469	3,836	9,110	47,797

Goodwill amortization	347	347	588	3,354	23,775

Pharmacy network claims processed	26,579	38,319	50,588	81,225	269,501

Mail pharmacy prescriptions filled	677	839	1,289	1,674	5,670

Estimated members (as of end of period)	10,200	12,500	15,000	27,500	75,000

(1)	Includes PCS data since the acquisition on October 2, 2000.

(2)	Historical revenues for AdvancePCS have been reclassified to reflect adoption of consistent revenue recognition policies with PCS.

(3)	This data has not been audited.

(4)	EBITDA consists of operating income plus depreciation and amortization. EBITDA does not represent funds available for our discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net income or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies. EBITDA excludes merger costs, asset impairment and other non-recurring charges.

PCS Holding Corporation

	Year Ended December 31,
			Year Ended
			February 26,
	1997	1998	2000

	(In thousands, except ratio data)
Statement of Operations Data:

Revenues(1)	$5,960,131	$7,117,702	$8,126,231

Gross profit	118,720	180,399	207,281

Selling, general and administrative expenses(2)	163,982	134,226	154,116

Asset impairment(3)	(2,345,244)	—	—

Operating income (loss)	(2,390,506)	46,173	53,165

Interest, net	1,202	2,417	5,867

Income (loss) before income taxes	(2,389,304)	48,590	59,032

Provision for income taxes	(6,264)	(31,956)	(37,536)

Net income (loss)	$(2,395,568)	$16,634	$21,496

Supplemental Data(4):

EBITDA(5)	$37,432	$101,524	$125,382

Pharmacy network claims processed	248,800	287,700	315,979

Mail pharmacy prescriptions filled	2,500	4,700	6,768

(1)	Historical revenues for PCS have been reclassified to reflect adoption of consistent revenue recognition policies with AdvancePCS. Prior to giving effect to this reclassification, PCS’s historical revenues were $547,425, $840,704 and $1,264,694 in the years ended December 31, 1997 and 1998 and February 26, 2000, respectively.

(2)	Includes goodwill amortization.

(3)	Includes asset impairment charge of $2.3 billion recognized by Eli Lilly and Company subsequent to its acquisition of PCS.

(4)	This data has not been audited.

(5)	EBITDA consists of operating income plus depreciation and amortization. EBITDA does not represent funds available for our discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. EBITDA should not be considered as an alternative to net income or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of EBITDA may not be consistent with calculations of EBITDA used by other companies. EBITDA excludes asset impairment and other non-recurring charges

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading provider of health improvement services in the United States. As the largest PBM based on number of lives covered, we currently serve more than 75 million health plan members and manage more than $21 billion in prescription drug spending on an annualized basis on behalf of our health plan sponsors. In addition, we offer a wide range of other health improvement products and services, such as prescription discount cards for the uninsured and under-insured, web-based programs, disease management, clinical trials and outcomes studies. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs.

     Over the past few years, the PBM industry has undergone significant consolidation. We believe such consolidation has principally been driven by the significant benefits of size and scale, including:

•	cost-saving opportunities to leverage a fixed-cost infrastructure over greater prescription claim volume, resulting in greater pricing flexibility; and

•	increased negotiating leverage with pharmaceutical manufacturers and retail pharmacies, resulting in greater ability to obtain lower drug costs for health plan sponsors.

We believe PBMs that effectively capture these benefits will be positioned to strengthen their relationships with plan members, physicians and health plan sponsors and improve their competitive position.

Acquisitions

     Effective October 2, 2000, we completed the acquisition of PCS for an aggregate purchase price of approximately $1.0 billion, of which we paid Rite Aid, the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in our convertible preferred stock. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by JLL. In connection with the equity financing, we issued to JLL 65,854 shares of Series A-1 preferred stock for an aggregate purchase price of $65,854,000, six shares of Series B convertible preferred stock and 4,207,000 shares of our Class A common stock for an aggregate purchase price of $84,146,000. On December 8, 2000, the six shares of Series B convertible preferred stock and the 4,207,000 shares of Class A common stock automatically converted into 4,207,300 shares of Class B-1 common stock. In connection with the senior subordinated notes, we issued to Rite Aid warrants to purchase 780,000 shares of Class A common stock. The senior subordinated notes were fully redeemed on March 13, 2001. The warrants terminated upon repayment of the senior subordinated notes. The acquisition of PCS was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS was recorded as goodwill.

     Effective July 5, 2000, we completed a merger with FFI. We issued 3.5 million shares of our Class A common stock in exchange for all of the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The historical financial results have been restated in accordance with APB No. 16 to reflect the merger as though FFI had always been a part of AdvancePCS.

     Effective March 31, 1999, we completed the acquisition of Foundation Health Pharmaceutical Services for $70 million in cash and warrants to purchase 400,000 shares of our Class A common stock. We valued such warrants at fair market value based upon the Black-Scholes valuation model. The acquisition of Foundation Health Pharmaceutical Services was accounted for using the purchase method of accounting. The purchase price was allocated to goodwill, certain customer contracts and other intangible assets.

     Effective December 1, 1998, we completed the acquisition of Baumel-Eisner Neuromedical Institute, Inc., a privately held clinical trial firm, for $25 million in cash. The acquisition was accounted for using the purchase method of accounting.

Anticipated Synergies Related to PCS Acquisition

     We anticipate being able to generate synergies as a result of the PCS acquisition by:

•	Consolidating and renegotiating existing contracts with pharmaceutical manufacturers. A significant portion of our and PCS’s contracts with manufacturers allow for increasingly favorable terms as volume increases. We have reviewed overlapping contracts and plan to migrate combined volume to the contract with the best terms. PBM contracts with manufacturers are generally not long-term in nature, and we expect to be able to negotiate more favorable terms that reflect our increased purchasing power.

•	Re-contracting with our retail pharmacy network. Historically, PCS had not aggressively negotiated its contracts with retail pharmacies due to its ownership history, as discussed in “Results of Operations — PCS.” We believe we can increase profitability by renegotiating our contract terms with retailers in our network that reflect the independence, as well as the increased scale of our combined company.

•	Rationalizing and gaining economies of scale in our mail service operations. Volume is an important component of profitability in the mail service business from both a fixed cost and purchasing power perspective. We are consolidating the operations of our Richardson, Texas mail service pharmacy into our larger facilities in Fort Worth, Texas and Birmingham, Alabama. Through this consolidation and resulting increased capacity utilization, we expect to realize significant cost savings. In addition, we recently entered into a new contract with a wholesale pharmaceutical supplier for our mail facilities with more favorable terms that reflect our increased purchasing power.

•	Generating corporate overhead and information technology efficiencies. Our combination with PCS puts us in a position to realize significant cost savings by generating corporate overhead and information technology efficiencies. We expect cost savings to result from consolidation of corporate fixed costs and the utilization of best practices from both companies. For example, we intend to relocate selected information systems to PCS’s facilities in an effort to consolidate overhead and maximize efficiencies in this area.

•	Pursuing cross-selling opportunities with pharmaceutical manufacturers and health plan sponsors. Our acquisition of PCS provides us with a wider range of complementary products and services to sell to a larger customer base. For example, we have historically offered outcomes research to our customers, which we will now be able to cross-sell to traditional PCS customers. Likewise, PCS offers certain clinical programs and services that we have not previously provided to our customers.

Integration Related to PCS Acquisition

     We have successfully completed most of the steps in integrating PCS that are necessary for us to operate as a single, combined company. Our combined organizational and management reporting structure has been rolled out and implemented at all levels of the organization. We have completed the integration of the operational components of the call centers and mail pharmacies. We have successfully completed an interface to all of our call centers and our mail service pharmacies so clients can be supported by any combination of these facilities. In addition, we have completed the evaluation of vendor contracts, are reviewing and finalizing improved terms with our pharmaceutical wholesalers, technology vendors and others, and have completed the relocation of selected information systems to PCS facilities. By the end of the quarter ending September 30, 2001, we expect to have completed the remaining steps in integrating PCS’s operations, including the rollout of an interface between our data processing platforms, and a combination of other technology systems.

Sources of Revenue

     We group the revenues from all of our health improvement service offerings into three categories: data, mail, and clinical services.

Data services

     Through our data services operations we process prescription claims on behalf of our health plan sponsor customers. When a member of one of our health plan sponsors presents a prescription or health plan identification card to a retail pharmacist in our network, the pharmacist accesses our online system to receive information regarding eligibility, patient history, health plan formulary listings, and negotiated price. The member generally pays a co-pay to the retail pharmacy and the pharmacist fills the prescription. On behalf of our health plan sponsors, during each billing cycle, our systems electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees. Once we receive payments from health plan sponsors, we remit the amounts owed by those health plan sponsors to the retail pharmacies and keep the claims processing fees.

     We have established a nationwide network of over 56,000 retail pharmacies, each of which pay an access fee to be included in our network. Our contracts with most of our health plan sponsors provide for member access to our retail pharmacy network. Under these contracts, we have an independent obligation to pay network retail pharmacies for the drugs dispensed, meaning we have assumed this risk. We are a principal in the transaction; therefore, we record the aggregate pharmacy benefit claim payments from our health plan sponsors as revenues, and include prescription costs to be paid to retail pharmacies in cost of revenues.

     Some of our other customers have established their own pharmacy networks. Under contracts with these customers, we are not at risk for retail pharmacy payment obligations. Thus, we record only our claims processing fees as revenues and do not include prescription costs in revenues or cost of revenues.

     As a result, customers that use our network will generate higher revenues than customers that use their own networks. Similarly, while a customer who uses our network may contribute the same gross profit in terms of dollars as a customer that uses its own network, gross profit as a percentage of revenue will be significantly lower for the customer using our network because of the higher level of revenue we recognize.

Mail services

     We derive mail services revenues from the sale of pharmaceuticals to members of our customers’ health plans. These revenues include the cost of the pharmaceuticals plus a dispensing fee. Our cost of revenues includes product costs and other direct costs associated with the dispensing of prescription drugs.

Clinical and other services

     We have historically derived our clinical revenues primarily from formulary management and administration of rebate and volume discount programs of pharmaceutical manufacturers relating to our PBM and consumer card operations. We record revenues in the amount of the fees we charge for our services and include the cost of such services in cost of revenues.

Some of these revenues are based on estimates of rebates generated for our clients that are subject to final settlement with the manufacturer. In addition, we generate clinical revenues on a fee-for-service basis on the sale of our comprehensive health improvement products and services, including disease management, clinical trials and outcomes studies.

Changes in Revenue Recognition

     We purchased PCS Holding Corporation, or PCS, on October 2, 2000 and have included this business in our consolidated results of operations since that time. We made changes in our revenue recognition presentation to conform the different policies used by us and PCS. These changes are reflected in all periods presented. These changes are as follows:

(1)	The historical PCS amounts have been reclassified to reflect the change in presentation of data services revenues. In cases in which we have assumed an independent obligation to pay our network pharmacy providers and acts as a principal in the transaction, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues (i.e. gross reporting). Historically, PCS recorded only claims processing fees as revenues (i.e. net reporting). The change results in higher revenues and an equal increase in cost of revenues. This change had no effect on gross profit or operating income.

(2)	In addition, the historical financial statements of AdvancePCS have been revised to reflect a change in recognition of clinical and other service revenues. We receive funds from pharmaceutical manufacturers for formulary rebate programs that we administer on behalf of our health plan sponsors. We record revenues in the amount of the administration fees we charge for our services (i.e. net reporting) and include the cost of such services in cost of revenues. Previously, we recognized the entire amount of the rebate, including our administration fee, in revenues and the portion of the rebate paid to our client in cost of revenues (i.e. gross reporting). This revision resulted in lower revenues and an equal decrease in cost of revenues. This change had no effect on gross profit or operating income.

     Revenues from the dispensing of pharmaceuticals from the Company’s mail service pharmacies are recognized when each prescription is shipped. Revenues from the sales of prescription drugs by pharmacies in the Company’s nationwide network and claims processing fees are recognized when the claims are adjudicated. At the point of sale, the pharmacy claims are adjudicated using the Company’s on-line claims processing system.

     When the Company independently contracts to pay its network pharmacy providers, it assumes credit risk and acts as a principal in the transaction, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EITF 99-19 “Reporting Gross Revenue as a Principal vs Net as an Agent.” If the Company is only administering plan sponsors' network pharmacy contracts, the Company records the claims processing fees as revenue (i.e. net reporting). Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Certain of the clinical service revenues are based on estimates, which are subject to final settlement with the contract party. These estimates are reviewed and revised as settled. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the achievement of certain milestones.

     In December 1999, the Securities & Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In addition, the Emerging Issues Task Force (EITF) issued a consensus in EITF 99-19 “Reporting Gross Revenue as a Principal vs. Net as an agent. The EITF also has issued EITF 00-22 “Accounting for ... Other Volume Based Sales Incentive Offers.” This pronouncement provides accounting guidance for certain volume rebate programs. SAB 101 and the EITFs were effective in our fourth fiscal quarter of 2001. In connection with our recent acquisitions and the issuance of these pronouncements, we have evaluated certain aspects of SAB 101 and the EITFs, including gross versus net reporting of data and clinical revenues. Net reporting of these revenues has no effect on gross profit or operating income. If we had reported our data services revenues using net reporting, revenues and cost of revenues would have decreased by $503 million, $1.5 billion, and $5.9 billion respectively, for the fiscal years ended March 31, 1999, 2000, and 2001.

Results Of Operations — AdvancePCS

     The following table sets forth certain consolidated historical financial data of AdvancePCS. Historical revenues for AdvancePCS and PCS have been revised to reflect adoption of consistent revenue recognition policies as described above.

	Year Ended March 31,

	1999	2000	2001(1)

	(In thousands, except per share data)
Revenues:

Data services	$554,716	$1,558,113	$6,010,692

Mail services	127,297	184,103	714,294

Clinical and other services	75,246	91,672	299,312

Total revenues	757,259	1,833,888	7,024,298

Gross profit	40,959	75,502	229,583

Selling, general, and administrative expenses	21,006	38,793	127,777

Non-recurring charges	—	—	11,129

Operating income	19,953	36,709	90,677

Net interest expense	2,860	(2,879)	(41,882)

Merger costs & asset disposal	—	(160)	(1,200)

Net income	$14,144	$20,876	$22,668

Basic net income per share	$0.59	$0.84	$0.78

Diluted net income per share	$0.53	$0.75	$0.63

(1)	Includes PCS data since the acquisition on October 2, 2000.

Fiscal Year 2001 Compared to Fiscal Year 2000

     Revenues. Our revenues for fiscal year 2001 increased by $5.2 billion, or 283%, compared to revenues for fiscal year 2000. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $4.5 billion, or 86%, of the increase in revenues was attributable to data services and a 232% increase in the number of pharmacy claims processed during the period. Claims processed increased from 81 million in fiscal year 2000 to 269 million for fiscal year 2001. The addition of PCS added approximately 160 million claims for the period. Approximately 10% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 239% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 1.7 million in fiscal year 2000 to 5.7 million for fiscal year 2001. The addition of PCS’s two mail pharmacies accounted for approximately 91% of the increase. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services as well as clinical trials.

     Gross profit. Our gross profit for fiscal year 2001 increased by $154 million, or 204%, compared to the same period in fiscal year 2000. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.3% in fiscal year 2001 compared to 4.1% in the same period in fiscal year 2000. The decrease was primarily due to a substantial increase in data services revenues from the PCS acquisition, which have lower margins than other services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal year 2001 increased by $88.9 million, or 229%, compared to the same period in fiscal year 2000. This increase is due to the acquisition of PCS. Approximately $26.8 million of the increase is due to additional goodwill and other intangibles amortization associated with the PCS acquisition. Selling, general, and administrative expenses as a percentage of revenues was approximately 1.8% in fiscal year 2001 compared to 2.1% in the same period in fiscal year 2000.

     Non-recurring and impairment charges. Net income for the year ended March 31, 2001 reflected a non-recurring charge of $11,129,000 ($6,789,000 after taxes, or $0.19 per diluted share) representing an impairment related to the integration of the mail facility and AdvancePCS mail facilities. Our mail facility in Richardson, Texas will be closed and operations moved to the Fort Worth and Birmingham facilities. In addition, the charges include severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs to management employees were paid prior to March 31, 2001. We expect to consolidate certain additional operations in connection with the integration of PCS, which will result in future non-recurring charges consisting primarily of facility closure, software abandonment, and severance costs in the year ended March 31, 2002. We anticipate these additional charges will be approximately $3 to $4 million.

     Interest income and interest expense. Interest expense, net of interest income, for fiscal year 2001 increased $39.0 million compared to the same period in fiscal year 2000. The increase resulted from the acquisition of PCS, which was partially funded by over $800 million in additional debt.

     Merger costs. Net income for fiscal year 2001 reflected a pre-tax charge of $1.2 million ($926,000 after taxes, or $0.03 per share) relating to merger costs incurred in connection with the merger with FFI.

     Income taxes. For fiscal year 2001 our effective tax rate was approximately 52%. For fiscal year 2000 our recorded income tax expense approximated an effective tax rate of 38%. The effective rate for fiscal year 2001 was higher due to the non-deductible nature of the goodwill and other intangible assets acquired in the PCS acquisition.

     Diluted net income per share. We reported diluted net income per share of $0.63 per share for fiscal year 2001 compared to $0.75 per share for the same period in fiscal year 2000. The weighted average shares outstanding were 27.7 million and 36.2 million for fiscal years 2000 and 2001, respectively. The decrease in diluted net income per share resulted from additional interest expense and goodwill and other intangibles amortization in connection with the PCS acquisition. In addition, securities convertible into common stock were issued in connection with the PCS acquisition resulting in an increase in weighted average shares outstanding.

Fiscal Year 2000 Compared To Fiscal Year 1999

     Revenues. Our revenues for fiscal year 2000 increased by $1.1 billion, or 142.2%, compared to revenues for fiscal year 1999. The number of individuals we managed continued to increase in fiscal year 2000 as we obtained new customers including our largest customer at that time, Foundation Health Systems, Inc., or FHS, whose service agreement began April 1, 1999. In addition, our current customers continued to increase their membership and utilization levels. New customer contracts resulted from increased marketing efforts and the expansion of our sales and marketing department. Contracts with new customers in fiscal year 2000 generally included all pharmacy benefit management products we offer, including claims processing, mail and clinical and other services.

     Our revenues from data services increased $1.0 billion, or 180.9%, compared to the prior year. The increase resulted from the addition of new contracts including the service agreement with FHS and an increase in the use of our services by existing customers. The increase in new members resulted in an increase in pharmacy claims processed from 50.6 million in fiscal year 1999 to 81.2 million in fiscal year 2000, a 60.5% increase. Virtually all of the new fiscal year 2000 customer contracts, including FHS, use our pharmacy network, which has shifted a larger percentage of our total revenues to data services. Revenues from mail services increased $56.8 million, or 44.6%, compared to the prior year. This increase resulted primarily from the new members added during fiscal year 2000. The increase in new members resulted in an increase in mail prescriptions dispensed from 1.3 million in fiscal year 1999 to 1.7 million in fiscal year 2000, a 29.9% increase. Revenues from clinical and other services increased $16.4 million, or 21.8%, compared to the prior year. The increase resulted primarily from the new members added and the additional claims processed during fiscal year 2000 compared to the prior year.

     Gross profit. Our gross profit for fiscal year 2000 increased by $34.5 million, or 84.3%, compared to the prior fiscal year. This increase primarily resulted from the additional costs associated with our claims processing growth and the new customers, including FHS that are using our retail pharmacy network. As a percentage of revenues, gross profit was 4.1% in fiscal year 2000 compared to 5.4% in fiscal year 1999.

     Selling, general and administrative expenses. Our selling, general, and administrative expense for fiscal year 2000 increased by $17.8 million, or 84.7%, compared to fiscal year 1999. This increase was primarily the result of our acquisition of Foundation Health Pharmaceutical Services, Inc., or FHPS, in March 1999 and the related amortization expense associated with the intangible assets acquired. In addition, further expansion in management, sales and marketing contributed to the increase. In spite of the increase, selling, general and administrative expenses as a percentage of revenues decreased from 2.8% in fiscal year 1999 to 2.1% in fiscal year 2000 as the result of greater economies of scale and due to the increase in revenues associated with our claims processing services. Additional revenues generated by customers using our network pharmacy providers typically do not result in an increase in selling, general, and administrative expenses.

     Interest income and interest expense. Our interest expense, net of interest income was $2,879,000 for fiscal year 2000. We incurred no interest expense for fiscal year 1999, since we had no outstanding indebtedness until March 31, 1999 and had $2.9 million of interest income. Interest expense increased as a result of the acquisition of FHPS on March 31, 1999 and the related bank borrowings throughout fiscal year 2000

     Income taxes. In fiscal years 2000 and 1999, our income tax expense approximated an effective tax rate of 38%.

     Diluted net income per share. We reported diluted net income per share of $0.75 per share for fiscal year 2000 compared to $0.53 per share for the same period in fiscal year 1999. The weighted average shares outstanding were 27.7 million and 26.9 million for fiscal years 2000 and 1999, respectively.

Unaudited Pro Forma Results of Operations for PCS Acquisition

     The following table sets forth certain unaudited pro forma financial data assuming the PCS acquisition occurred on April 1 of the periods presented. Historical revenues for AdvancePCS and PCS have been revised to reflect adoption of consistent revenue recognition policies as described in “— Changes in Revenue Recognition.”

	Year Ended March 31,

	2000	2001

	(In thousands)
Revenues

Data services	$8,619,596	$9,711,112

Mail services	937,228	1,143,087

Clinical and other services	403,295	457,743

Total revenues	9,960,119	11,311,942

Gross profit	282,783	339,881

Selling, general, and administrative expenses	191,521	221,145

Operating income	91,262	107,607

Pro Forma AdvancePCS:

Pro Forma Fiscal Year 2001 Compared to Pro Forma Fiscal Year 2000

     Revenues. Our pro forma revenues for fiscal year 2001 increased by $1.4 billion, or 14% compared to the pro forma revenues for fiscal year 2000. Approximately $1.1 billion, or 81%, of the increase in revenues was attributable to data services and a 9.9% increase in the number of pharmacy claims processed during the period. Pro forma claims processed increased from 397.2 million in fiscal year 2000 to 436.5 million for fiscal year 2001. Approximately 15% of the increase was attributable to additional sales of our mail pharmacy services, resulting from an 10% increase in the number of mail prescriptions dispensed. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

     Gross profit. Our gross profit for fiscal year 2001 increased by $57.1 million, or 20%, compared to the same period in fiscal year 2000 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the two PCS mail facilities. The improvement resulted from an overall decrease in headcount in the mail facilities and the call centers despite a 10% growth in prescriptions filled. As a percentage of revenues, gross profit was approximately 3.0% in fiscal year 2001, compared to 2.8% in the same period in fiscal year 2000.

     Selling, general and administrative expenses. Our pro forma selling, general and administrative expenses for fiscal year 2001 increased by $29.6 million, or 15%, compared to the same period in fiscal year 2000. This increase resulted from increased support to cover the increased revenues. Also, losses of approximately $7 million were incurred in connection with performance-based contracts in fiscal year 2001. In addition, we incurred expenses for severance and retention costs related to executive employment agreements in fiscal year 2001.

     Non-recurring and impairment charges. Net income for the year ended March 31, 2001 reflected a non-recurring charge of $11,129,000 ($6,789,000 after taxes, or $0.19 per diluted share) representing facility closure costs related to the combination of PCS and Advance facilities. The Company’s mail facility in Richardson, Texas will be closed and operations moved to the Fort Worth and Birmingham facilities. In addition, the charges include severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs to management employees were paid prior to March 31, 2001. We expect to consolidate certain additional operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of facility closure and severance costs in the year ended March 31, 2002. We anticipate these additional charges will be approximately $3 to $4 million.

     Operating income. Our operating income increased by $16.3 million, or 18%, for fiscal year 2001 compared to the same period in fiscal year 2000 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and PCS’s headcount and costs declined.

Liquidity and Capital Resources

     As of March 31, 2001, we had a working capital deficit of $299.4 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our revolving credit facility, which results in a net deficit in working capital. Our net cash provided by operating activities was $92.3 million for fiscal year 2001 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During fiscal year 2001, we used cash of $41.2 million, or $44.5 million on a pro forma basis, for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 1999, 2000, and 2001 our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds.

     In conjunction with our acquisition of PCS, we obtained an $825 million senior secured credit facility that includes a $175.0 million revolving credit facility, $100 million interim revolving credit facility and two term notes totaling $550.0 million. Our $150 million Term A note accrues interest at LIBOR plus 2.75%, with escalating quarterly principal payments, and is due on September 30, 2005. Our $400 million Term B note accrues interest at LIBOR plus 3.5%, with quarterly principal payments of $1 million until December 31, 2006 and payments of $94.5 million thereafter on each of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Our revolving credit facilities accrue interest at LIBOR plus 2.75%. These percentages may be lower based upon our total leverage. The revolving credit facility expires on October 2, 2005. As of March 31, 2001, $95 million was outstanding under this revolving credit facility. We intend to refinance the $100 million interim revolving credit facility with a collateralized accounts receivable facility in fiscal year 2002. The senior secured credit facility contains covenants that are typical for this type of document. The senior secured credit facility has been unconditionally guaranteed, jointly and severally, by all of our subsidiaries. In addition, the senior secured credit facility is secured by a first priority lien on the stock of our subsidiaries and substantially all of our assets and the assets of our subsidiaries. Each subsidiary is 100% owned. There are no restrictions on the ability of the subsidiary guarantors to pay dividends or make loans or advances to the parent. We also issued to Rite Aid $125 million in convertible preferred stock substantially all of which was subsequently converted into Class A common stock and sold by Rite Aid. In addition, we issued $150 million in 4,207,300 shares of common stock and 65,854 shares of convertible preferred stock to JLL. Also, we issued to Rite Aid $200 million in senior subordinated notes. In March 2001, the Company issued $200 million in 8 1/2 % Senior Notes Due 2008 (“Senior Notes”). The proceeds from this offering were used to retire the $200 million senior subordinated notes due 2010 that were issued to Rite Aid in connection with the PCS acquisition. The Senior Notes contain covenants that are typical for this type of debt. The Senior Notes have been unconditionally guaranteed, jointly and severally, by all of our subsidiaries, which are all 100% owned. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

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

Recent Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board issued SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We will declare these agreements hedges in accordance with SFAS 133, as amended, and will recognize the fair value of these financial instruments on the balance sheet effective April 1, 2001 upon adoption of SFAS 133. These instruments will be marked to market at each reporting date with the adjustment recognized as a component of other comprehensive income (loss) in stockholders’ equity. The fair value of our interest rate swaps, a liability of $12,566,000 at March 31, 2001, was based upon quoted market prices. Under SFAS 133, we will record a transition liability of $12,565,000 and a charge to other comprehensive income (loss) as of April 1, 2001.

     In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25”. FIN 44 is intended to clarify the application of APB No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain provisions covered specific events occurring after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission staff issued SAB 101 “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In addition, the EITF issued a consensus in EITF 99-19 “Reporting Gross Revenue as a Principal vs.

Net as an Agent.” SAB 101 and the EITF were effective in our fourth fiscal quarter of 2001. The adoption of SAB 101 and EITF 99-19 had no material effect on our statement of operations.

     In 1999, the FASB issued an exposure draft for a proposed statement on business combinations and intangible assets (“new rules”). This exposure draft, among other things, eliminates pooling of interest business combinations, eliminates the amortization of goodwill and starts assessing goodwill on the impairment approach. Non-calendar year-end companies that have new fiscal years beginning after March 15, 2001, but before December 15, 2001, have a choice for date of adoption of the new rules. March 31 year end companies that issue first quarter financial statements before the new rules are issued will not be eligible for this choice. During the first year of application of the new rules, companies will test for goodwill impairment at the transaction date. Management expects to adopt the new rules upon their final issuance prior to the release of the Company’s fiscal 2002 first quarter financial statements.

Impact Of Inflation

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals we dispense affect our cost of revenues. Historically, we have been able to pass the effect of such price changes to our customers under the terms of our agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Bank of America, N.A. would affect the rate at which we could borrow funds under our credit facilities.

     We have entered into interest rate protection agreements that have fixed the interest rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is found on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from our definitive proxy statement for our 2001 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days following our fiscal year pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be incorporated by reference from the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. See index to financial statements on page F-1 of this report.

(2)	Financial Statement Schedules. See index to financial statement schedules on page F-1 of this report.

(3)	Exhibit. See index to exhibits.

(b)	Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter ended March 31, 2001:

(1)	Report on Form 8-K/A filed with the Securities and Exchange Commission on February 16, 2001 to provide selected consolidated financial data, management’s discussion and analysis of financial condition and results of operations and consolidated financial statements to give effect to our acquisition of FFI.

(2)	Report on Form 8-K/A filed with the Securities and Exchange Commission on February 16, 2001 to provide updated financial statements and revised unaudited pro forma financial statements of AdvancePCS for a reclassification of its revenues and cost of revenues in order to conform to the policies of AdvancePCS and PCS.

(3)	Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2001 to update our risk factors relating to our Class A common stock.

(4)	Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2001 to report a press release we issued with respect to a new venture by and among AdvancePCS, Express Scripts, Inc. and Merck-Medco Managed Care, L.L.C

(5)	Report on Form 8-K filed with the Securities and Exchange Commission on February 28,2001 to report a press release we issued announcing out intent to offer approximately $200 million of notes.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2001	AdvancePCS

	By:	/s/ David D. Halbert

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

Signature	Title	Date

/s/ David D. Halbert David D. Halbert	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	June 28, 2001

/s/ Jon S. Halbert Jon S. Halbert	Vice Chairman, e-Business & Technology & Director	June 28, 2001

/s/ David A. George David A. George	President & Director	June 28, 2001

/s/ T. Danny Phillips T. Danny Phillips	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	June 28, 2001

/s/ Ramsey A. Frank Ramsey A. Frank	Director	June 28, 2001

/s/ Stephen L. Green Stephen L. Green	Director	June 28, 2001

/s/ David R. Jessick David R. Jessick	Director	June 28, 2001

Signature	Title	Date

/s/ Paul S. Levy Paul S. Levy	Director	June 28, 2001

/s/ Robert G. Miller Robert G. Miller	Director	June 28, 2001

/s/ Jean-Pierre Millon Jean-Pierre Millon	Director	June 28, 2001

/s/ Michael D. Ware Michael D. Ware	Director	June 28, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AdvancePCS:

     We have audited the accompanying consolidated balance sheets of AdvancePCS (a Delaware corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdvancePCS and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
May 29, 2001 (except with respect to the matter
discussed in Note 15, as to which the date is June 18, 2001).

AdvancePCS and Subsidiaries

Consolidated Balance Sheets

	March 31,

	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$55,243,000	$110,048,000

Accounts receivable, net of allowance for doubtful accounts of $5,639,000 and $18,840,000 respectively	200,288,000	1,055,927,000

Inventories, net	5,965,000	34,814,000

Prepaid expenses and other	3,241,000	11,920,000

Total current assets	264,737,000	1,212,709,000

Property and equipment, net of accumulated depreciation and amortization of $14,311,000 and $37,720,000 respectively	33,107,000	96,640,000

Goodwill, net	93,710,000	1,282,192,000

Intangible assets, net	7,444,000	382,937,000

Other assets	7,740,000	29,285,000

Total assets	$406,738,000	$3,003,763,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$—	$15,250,000

Claims and accounts payable	242,440,000	1,382,458,000

Accrued salaries and benefits	5,386,000	23,871,000

Other accrued expenses	4,803,000	90,524,000

Total current liabilities	252,629,000	1,512,103,000

Noncurrent liabilities:

Long-term debt, net of current portion	50,000,000	829,750,000

Deferred income taxes	3,904,000	238,419,000

Other noncurrent liabilities	2,161,000	17,788,000

Total liabilities	308,694,000	2,598,060,000

Commitments and contingencies Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized

Series A-1 convertible preferred stock, $.01 par value; 0 and 65,854 shares issued and outstanding respectively	—	1,000

Series A-2 convertible preferred stock, $.01 par value; no shares issued or outstanding	—	—

Common stock, $.01 par value; 100,000,000 shares authorized

Class A common stock, $.01 par value, 25,017,154 and 32,282,307 shares issued and outstanding respectively	250,000	322,000

Class B-1 common stock, $.01 par value; 0 and 4,207,300 shares issued and outstanding respectively	—	42,000

Additional paid-in capital	58,927,000	351,622,000

Accumulated other comprehensive income (loss)	—	(3,849,000)

Accumulated earnings	38,867,000	57,565,000

Total stockholders’ equity	98,044,000	405,703,000

Total liabilities and stockholders’ equity	$406,738,000	$3,003,763,000

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Operations

	Years Ended March 31,

	1999	2000	2001

Revenues	$757,259,000	$1,833,888,000	$7,024,298,000

Cost of operations:

Cost of revenues	716,300,000	1,758,386,000	6,794,715,000

Selling, general, and administrative expenses	21,006,000	38,793,000	127,777,000

Non-recurring and impairment expenses	—	—	11,129,000

Total cost of operations	737,306,000	1,797,179,000	6,933,621,000

Operating income	19,953,000	36,709,000	90,677,000

Interest income	2,860,000	1,064,000	3,450,000

Interest expense	—	(3,943,000)	(45,332,000)

Loss on disposal of asset	—	(160,000)	—

Merger costs	—	—	(1,200,000)

Income before income taxes	22,813,000	33,670,000	47,595,000

Provision for income taxes	8,669,000	12,794,000	24,927,000

Net income	$14,144,000	$20,876,000	$22,668,000

Basic:

Net income available to common stockholders	$14,144,000	$20,876,000	$22,668,000

Net income per share	$0.59	$0.84	$0.78

Weighted average shares outstanding	24,004,290	24,760,163	29,145,057

Diluted:

Net income available to common stockholders	$14,144,000	$20,876,000	$22,668,000

Net income per share	$0.53	$0.75	$0.63

Weighted average shares outstanding	26,876,202	27,737,216	36,188,793

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 1999, 2000, and 2001

		Unreported
		Period
	1999	1999(1)	2000	2001

Common stock — Class A (# of shares)

Balance at beginning of year	21,308,944	24,556,898	24,556,898	25,017,154

Conversion of Series B Preferred Stock to Common Stock	2,222,222	—	—

Conversion of Series A-2 Preferred Stock to Common Stock	—	—	—	6,250,000

Investment in CHI	—	—	231,884	—

Stock issued with the exercise of options and warrants	1,025,732	—	228,372	1,015,153

Balance at end of year	24,556,898	24,556,898	25,017,154	32,282,307

Common Stock — Class A (dollars)

Balance at beginning of year	$214,000	$246,000	$246,000	$250,000

Conversion of Series B Preferred Stock to Common Stock	22,000	—	—	—

Conversion of Series A-2 Preferred Stock to Common Stock	—	—	—	62,000

Investment in CHI	—	—	2,000	—

Stock issued with the exercise of options and warrants	10,000	—	2,000	10,000

Balance at end of year	$246,000	$246,000	$250,000	$322,000

Common Stock — Class B-1 (# of shares)

Balance at beginning of year	—	—	—	—

Issuance of Series B-1 Common Stock	—	—	—	4,207,300

Balance at end of year	—	—	—	4,207,300

Common Stock — Class B-1 (dollars)

Balance at beginning of year	$—	$—	$—	$—

Issuance of Series B-1 Common Stock	—	—	—	42,000

Balance at end of year	$—	$—	$—	$42,000

Preferred Stock — Class A-1 (# of shares)

Balance at beginning of year	—	—	—	—

Issuance of Series A-1 Preferred Stock	—	—	—	65,854

Balance at end of year	—	—	—	65,854

Preferred Stock — Class A-1 (dollars)

Balance at beginning of year	$—	$—	$—	$—

Issuance of Series B-1 Common Stock	—	—	—	1,000

Balance at end of year	$—	$—	$—	$1,000

Preferred Stock — Class A-2 (# of shares)

Balance at beginning of year	—	—	—	—

Issuance of Series A-2 Preferred Stock	—	—	—	125,000

Conversion of Series A-2 Preferred Stock to Common Stock	—	—	—	(125,000)

Balance at end of year	—	—	—	—

Preferred Stock — Class A-2 (dollars)

Balance at beginning of year	$—	$—	$—	$—

Issuance of Series A-2 Preferred Stock	—	—	—	1,000

Conversion of Series A-2 Preferred Stock to Common Stock	—	—	—	(1,000)

Balance at end of year	$—	$—	$—	$—

Preferred Stock — Series B (# of shares)

Balance at beginning of year	4,444	—	—	—

Conversion of Series B Preferred Stock to Common Stock	(4,444)	—	—	—

Balance at end of year	—	—	—	—

Additional Paid-In Capital

Balance at beginning of year	$43,039,000	$48,795,000	$48,795,000	$58,927,000

Conversion of Series B Preferred Stock to Common Stock	(22,000)	—	—	—

Conversion of Series A-2 Preferred Stock to Common Stock	—	—	—	—

Issuance of stock for investment in CHI	—	—	4,998,000	—

Stock issued with the exercise of options and warrants	2,415,000	—	1,567,000	6,748,000

Purchase of treasury stock	(14,000)	—	—	—

Tax benefit of stock options	877,000	—	—	7,266,000

Exercise of employee stock options and other	—	—	3,323,000	—

Issuance of stock for acquisitions	—	—	244,000	274,896,000

Issuance of warrants and options	2,500,000	—	—	3,785,000

Balance at end of year	$48,795,000	$48,795,000	$58,927,000	$351,622,000

Accumulated Other Comprehensive Income (Loss)

Pension liability adjustment	$—	$—	$—	$(3,849,000)

Balance at end of year	$—	$—	$—	$(3,849,000)

(1)   See "Basis of Presentation" in Note 2

AdvancePCS and Subsidiaries

Consolidated Statements of Stockholders’ Equity (cont.)
For the Years Ended March 31, 1999, 2000, and 2001

		Unreported
		Period
	1999	1999	2000	2001

Accumulated Earnings

Balance at beginning of year	$7,089,000	$19,732,000	$19,941,000	$38,867,000

Net Income	14,144,000	509,000	20,876,000	22,668,000

Distributions to FFI owners	(1,265,000)	(300,000)	(1,950,000)	(3,970,000)

Purchase of treasury stock	(236,000)	—	—	—

Balance at end of year	$19,732,000	$19,941,000	$38,867,000	$57,565,000

Comprehensive Income

Net income	$14,144,000	$509,000	$20,876,000	$22,668,000

Pension liability adjustment	—	—	—	(3,849,000)

Total comprehensive income	$14,144,000	$509,000	$20,876,000	$18,819,000

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended March 31,

	1999	2000	2001

Cash flows from operating activities:

Net income	$14,144,000	$20,876,000	$22,668,000

Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation and amortization	3,836,000	9,110,000	47,797,000

Non-recurring and impairment expense	—	—	7,862,000

Loss on disposal of assets	—	160,000	—

Provision for doubtful accounts	2,544,000	923,000	8,204,000

Deferred income taxes	1,312,000	1,307,000	(2,219,000)

Value of options and warrants issued	—	—	3,785,000

Change in certain assets and liabilities —

Accounts receivable	(45,493,000)	(76,050,000)	(277,558,000)

Inventories	(1,128,000)	(1,950,000)	(2,068,000)

Prepaid expenses and other assets	(953,000)	(588,000)	(4,262,000)

Claims and accounts payable, accrued expenses and other noncurrent liabilities	55,298,000	77,401,000	288,071,000

Net cash provided by operating activities	29,560,000	31,189,000	92,280,000

Cash flows from investing activities:

Purchases of property and equipment	(7,860,000)	(22,807,000)	(41,197,000)

Purchase of subsidiaries, net of cash acquired	(89,701,000)	—	(722,045,000)

Net cash used in investing activities	(97,561,000)	(22,807,000)	(763,242,000)

Cash flows from financing activities:

Net proceeds from issuance of Common Stock	2,425,000	1,811,000	6,759,000

Proceeds from old credit facility	50,000,000	37,000,000	—

Stock issued to fund acquisition	—	—	150,000,000

Issuance of debt to fund acquisition	—	—	620,000,000

Issuance of senior notes to fund acquisition	—	—	200,000,000

Borrowings on new credit facilities	—	—	255,000,000

Repayment of RiteAid senior subordinated notes	—	—	(200,000,000)

Payments on new credit facility	—	—	(230,000,000)

Payments on old credit facility	(10,000)	(37,000,000)	(50,000,000)

Capital lease obligations	(21,000)	22,000	—

Deferred financing costs	—	—	(22,022,000)

Distributions to FFI owners	(1,266,000)	(1,950,000)	(3,970,000)

Purchase of treasury shares	(250,000)	—	—

Net cash provided by (used in) financing activities	50,878,000	(117,000)	725,767,000

Net increase in cash during unreported period (see Note 2)	—	1,083,000	—

Net increase (decrease) in cash and cash equivalents	(17,123,000)	9,348,000	54,805,000

Cash and cash equivalents, beginning of year	63,018,000	45,895,000	55,243,000

Cash and cash equivalents, end of year	$45,895,000	$55,243,000	$110,048,000

Supplementary information:

Cash paid for interest	$—	$3,943,000	$32,974,000

Cash paid for income taxes	$5,900,000	$7,000,000	$21,000,000

Assets acquired and liabilities assumed (see Note 3)

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements

1. General

     AdvancePCS and Subsidiaries (the “Company” or “Advance”), a Delaware corporation, is a leading independent provider of health benefit management services, providing integrated pharmacy benefit management, disease management, clinical trials and research and other health related programs. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts. In addition, the Company transacts business with pharmaceutical manufacturers as both suppliers and customers.

     In October 2000, we acquired PCS Holding Corporation (“PCS”) for an aggregate purchase price of approximately $1.0 billion, of which we paid Rite Aid Corporation (“Rite Aid”), the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million of our convertible preferred stock. PCS, based in Scottsdale, Arizona, was one of the nation’s largest pharmacy benefit manager’s (“PBM’s”) and the originator of the on-line pharmacy claim processing system.

     In July of 2000, we merged with FFI Health Services, a privately held health benefit management and direct-to-consumer pharmaceutical marketing services company. FFI Health Services includes the operations of the affiliated companies, First Florida International Holdings, Inc., Phoenix Communications International, Inc., Innovative Pharmaceutical Strategies, Inc., HMN Health Services, and Mature Rx Plus of Nevada, Inc. (collectively “FFI”). FFI, based in Cleveland, Ohio, offers several pharmacy-related product lines marketed under the names AvidaRx(TM), femScript(R), MatureRx(R) and MatureRx Plus(TM) to under-insured or uninsured individuals, women, and senior citizens. In addition, FFI provides prescription benefit management services to employers, health plans, and third party administrators.

     During the year ended March 31, 1999, the Company purchased two companies for cash. Foundation Health Pharmaceutical Services, Inc. (“FHPS”) was acquired on March 31, 1999, for approximately $70 million. FHPS was the pharmacy benefit management business of Foundation Health Systems, Inc. (“FHS”). On December 1, 1998, Baumel-Eisner Neuromedical Institute (“Baumel-Eisner”) was acquired for approximately $25 million. Baumel-Eisner was a privately held clinical trials company based in South Florida. (See Note 3)

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements give retroactive effect, for all periods presented, to the combination of Advance and FFI on July 5, 2000, which has been accounted for as a pooling of interests. The consolidated balance sheets include Advance’s historical balance sheets as of March 31, 1999 and 2000, and the corresponding FFI balance sheets at December 31, 1998 and March 31, 2000.

     The consolidated statements of operations, stockholders’ equity and cash flows include the Company’s historical statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2001, and the corresponding historical statements of operations, stockholders’ equity, and cash flows of FFI for the years ended December 31, 1998 and the historical statements for the fiscal years ended March 31, 2000 and 2001. The three month period from January 1, 1999 through March 31, 1999, (the “unreported period”), including $13,330,000 and $509,000 in revenues and net income of FFI, respectively, is not reported in the consolidated financial statements. In accordance with APB Opinion No. 16, “Accounting for Business Combinations,” the unreported period is included in the beginning accumulated earnings of the consolidated balance sheet as of March 31, 2000, to conform the year-ends of Advance and FFI. The consolidated statements of stockholders’ equity reflect the exchange of all outstanding FFI common shares for the 3.5 million shares of Advance Common Stock as if such exchange happened at April 1, 1998. (see Note 3).

Use of Estimates

     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As of March 31, 2001 the Company had made significant estimates of the purchase price, fair market value of the assets acquired and liabilities assumed in the PCS acquisition; clinical service revenues, and costs; reserves for uncollectable accounts and contract losses; and the value of our investment in Consumer Health Interactive, among others. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include overnight investments, money market accounts, and high-grade commercial paper with original maturities of three months or less.

Accounts Receivable

     As of March 31, 2000 and 2001, unbilled receivables were $98,624,000 and $418,642,000, respectively. Unbilled receivables to clients are typically billed within 15 days based on the contractual billing schedule agreed upon with the client.

Inventories

     Inventories consist of purchased pharmaceuticals stated at the lower of cost or market under the first-in, first-out method.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives ranging from three to twenty years. Amortization of internal use software and leasehold improvements is computed over the lives of the assets or the lease terms, whichever is shorter. Major renewals and betterments are added to the property and equipment accounts while costs of repairs and maintenance are charged to operating expenses in the period incurred. The cost of assets retired, sold, or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in the statement of operations.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of cost over the fair market value of tangible net assets acquired. Goodwill is amortized on a straight-line basis over periods from 25 to 40 years with a weighted average of 29 years. Goodwill amortization expense was approximately $668,000, $3,354,000, and $23,775,000 in the years ended March 31, 1999, 2000, and 2001, respectively and is included in selling, general, & administrative expenses. Based on an external valuation, other Intangibles consists of customer contracts, trade name, internally developed software, assembled workforce acquired, and noncompete agreements. The Company estimates the acquired trade name will be used indefinitely and amortizes it over 40 years. Customer contracts and noncompete agreements are amortized over 15 to 30 years. Acquired software and assembled workforce are being amortized over 7 to 12 years. Other Intangible Asset amortization expense was approximately $22,000 $533,000, and $6,908,000 in the years ended March 31, 1999, 2000, and 2001, respectively, and is included in selling, general, and administrative expenses. Goodwill and Other Intangible Assets include the following at March 31, 2001:

2001
(in thousands)

Goodwill

Goodwill	$1,311,489

Less accumulated amortization	(29,297)

Net goodwill	$1,282,192

Other intangibles assets

Customer base	$265,600

Trade name	106,600

Contracts	7,000

Other	11,200

Total other intangible assets	390,400

Less accumulated amortization	(7,463)

Net other intangible assets	$382,937

Other Assets

     Other assets consist primarily of deferred financing costs and investments in equity securities. Deferred financing costs of $22,022,000 represent fees incurred in connection with the issuance of our subordinated debt and the senior credit facility and are amortized over the life of the related debt. In fiscal year 2000, the Company issued 231,884 shares of its Common Stock, valued at $5,000,000, to acquire a 19 percent interest in Consumer Health Interactive, Inc. (“CHI”). The Company

does not control CHI nor does it hold a majority of CHI board seats. The investment is carried at cost and reflected in other assets. CHI has been in the development stage and has incurred operating losses. The Company evaluated whether the downturn in the economy and the operating losses indicate a possible impairment of this investment. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset considering the financial condition and near-term prospects of the issuer, and or intent and ability to retain the investment for a period of time to allow for recovery of any loss in estimated value. Management has assessed that a decline in value, if any, is temporary in nature. However, given the development stage of CHI and the current market conditions, there can be no assurance that CHI will be able to generate cash flows in the near term or that the Company will ultimately be able to realize its investment.

Impairment of Long-Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill and other intangibles, may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows, an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets and goodwill is estimated based on quoted market prices, if available, or the expected total value of the cash flows on a discounted basis. The Company recorded no impairment charges in fiscal 1999 or 2000. With respect to 2001 see Note 6.

Fair Value of Financial Instruments and Derivatives

     The carrying values of cash, receivables, payables, and accrued liabilities approximate the fair values of these instruments because of their short-term maturities. The fair value of the Company’s bank debt and Senior Notes, which approximates the carrying value, was estimated at current rates for similar debt with similar maturity. We have entered into an interest rate swap as of November 2000 in order to manage exposure to interest rate risk. The interest rate swap is designated as a hedge of variable interest rate payments under our credit facility. Amounts received or paid are recorded as interest expense. The fair value of the swap, an obligation of $12,565,000 at March 31, 2001 was based upon quoted market prices. The fair value represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates at March 31, 2001.

Other Noncurrent Liabilities

     Other noncurrent liabilities are primarily composed of deferred compensation and pension obligations.

Revenue Recognition

     Revenues from the dispensing of pharmaceuticals from the Company’s mail service pharmacies are recognized when each prescription is shipped. Revenues from the sales of prescription drugs by pharmacies in the Company’s nationwide network and claims processing fees are recognized when the claims are adjudicated. At the point of sale, the pharmacy claims are adjudicated using the Company’s on-line claims processing system.

     When the Company independently contracts to pay its network pharmacy providers, it assumes credit risk and acts as a principal in the transaction, therefore the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EIFT 99-19 “Reporting Gross Revenue as a Principal vs Net as an Agent.” If the Company’s only administering plan sponsors’ network pharmacy contracts, the Company records the claims processing fees as revenue (i.e. net reporting). Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Certain of the clinical service revenues are based on estimates, which are subject to final settlement with the contract party. These estimates are reviewed and revised as settled. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the achievement of certain milestones.

     In December 1999, the SEC staff issued Staff Accounting Board (“SAB”) No. 101 “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2001. The adoption of SAB 101 had no material impact on the statement of operations. The Company adopted EITF 99-19 in the third quarter of 2001 as discussed above. In addition, the EITF issued a consensus in EITF 00-22 “Accounting for...Other Volume Based Sales Incentive

Offers”. The Company adopted EITF 00-22 in the fourth fiscal quarter for 2001. EITF 00-22 had no material effect on the statement of operations.

     The Company purchased PCS on October 2, 2000 and has included this business in our consolidated results of operations since that date. The Company changed its revenue recognition policy to conform with the different policies used by Advance and PCS. Historically, PCS had recorded its claims processing fees net as opposed to gross as discussed above. In addition the historical statements of operations of the Company have been revised to recognize clinical service fees in accordance with the current policy, as discussed above, and conform its policy with those previously followed by PCS. Previously, the Company recognized the entire amount of the rebate, including the service fee, in revenues and the portion of the rebate paid to plan sponsors in cost of revenues. The change in policy resulted in lower revenues and an equal decrease in cost of revenues. The change had no effect on gross profit or operating income.

Cost of Revenues

     Cost of revenues includes product costs, pharmacy claims payments made to our retail network pharmacies, and other direct costs associated with the sale and/or dispensing of prescriptions. Rebate amounts paid to plan sponsors, collected from pharmaceutical manufacturers, are excluded from cost of revenues.

Stock Split

     On October 12, 1999, the Company announced a two-for-one stock split, effected in the form of a stock dividend of the Company’s common stock. The record date was November 11, 1999, and the date of payment was November 30, 1999. Financial information and stock prices contained throughout the financial statements have been retroactively adjusted to reflect the impact of the stock split in all periods presented.

Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per-share computations follows:

	Year Ended March 31,

	1999	2000	2001

Basic

Numerator:

Net income	$14,144,000	$20,876,000	$22,668,000

Denominator:

Weighted average common stock outstanding	24,004,290	24,760,163	29,145,057

Net income per share	$0.59	$0.84	$0.78

Diluted

Numerator:

Net income	$14,144,000	$20,876,000	$22,668,000

Denominator:

Weighted average common stock Outstanding	24,004,290	24,760,163	29,145,057

Other Dilutive Securities:

Preferred stock	73,260	—	3,750,000

Options and warrants using the treasury stock method	2,798,652	2,977,053	3,293,736

Weighted average shares outstanding	26,876,202	27,737,216	36,188,793

Net income per share	$0.53	$0.75	$0.63

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

     In June 1998, SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective beginning in fiscal year March 31, 2002. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We will declare these agreements hedges in accordance with SFAS 133, as amended, and will recognize the fair value of these financial instruments on the balance sheet effective April 1, 2001 upon adoption of SFAS 133. These instruments will be marked to market at each reporting date with the adjustment recognized as a component of other comprehensive income (loss) in stockholders’ equity. Upon adoption of SFAS 133 on April 1, 2001, the Company recorded a transition obligation of $12,565,000 related to an interest rate swap agreement. Additionally, the Company recorded a charge to other comprehensive income of $12,565,000. (see Note 5)

     In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25”. FIN 44 is intended to clarify the application of APB No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain provisions covered specific events occurring after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In 1999, the FASB issued an exposure draft for a proposed statement on business combinations and intangible assets (“new rules”). This exposure draft, among other things, eliminates pooling of interest business combinations, eliminates the amortization of goodwill and starts assessing goodwill on the impairment approach. Non-calendar year-end companies that have new fiscal years beginning after March 15, 2001, but before December 15, 2001, have a choice for date of adoption of the new rules. March 31 year end companies that issue first quarter financial statements before the new rules are issued will not be eligible for this choice. During the first year of application of the new rules, companies will test for goodwill impairment at the transaction date. Management expects to adopt the new rules upon their final issuance prior to the release of the Company’s fiscal 2002 first quarter financial statements.

     See our Revenue Recognition policy for other new accounting pronouncements

3. Acquisitions

     Effective October 1, 2000, Advance acquired all of the equity of PCS. The aggregate purchase price paid by Advance was approximately $1.0 billion, of which Advance paid Rite Aid, the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in Advance convertible preferred stock. The senior subordinated notes were paid in full in March 2001 through proceeds obtained from the issuance of $200 million in Senior Notes. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph, Littlejohn & Levy, Inc. (“JLL”). The acquisition of PCS has been accounted for using the purchase method of accounting. The Company incurred approximately $50 million in acquisition costs. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill.

The allocation of the net purchase price is as follows (in thousands):

Assets	$667,274

Goodwill	1,212,840

Intangibles	382,400

Liabilities assumed	(968,514)

Deferred income tax liability	(244,000)

Net purchase price	$1,050,000

     The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill. Identifiable intangible assets are being amortized over 7 to 40 years. Goodwill is being amortized over 30 years.

The allocation of the purchase price may be adjusted in future periods based upon further analysis of assets received and costs incurred in the acquisition.

     The following unaudited pro forma information presents the results of operations of the Company as if the PCS acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

	2000	2001

Revenues	$9,960,119	$11,311,942

Net income (loss)	(8,060)	495

Net income (loss) per share:

Basic	$(0.28)	$0.02

Diluted	$(0.28)	$0.01

Weight average shares outstanding:

Basic	28,967	31,249

Diluted	28,967	43,060

     Pro forma information for 2001 includes non-recurring and impairment charges. Pro forma information for fiscal year 1999 would indicate a significant loss due to the amortization and interest expense and the size of Advance during that year. Management believes that such information is not indicative of future operating results.

     On July 5, 2000, Advance completed a merger with FFI (the “Combination”). The Company issued 3.5 million shares of its common stock in exchange for all the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows as though FFI had always been a part of the Company. Total combination related costs and provisions were approximately $1,200,000 and reflected as an expense in the second fiscal quarter of 2001.

     The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of operations with those previously reported by the Company. The references to Advance in this table are to the Company’s historical operating results prior to the merger with FFI.

	Fiscal Years Ended

	1999	2000

Revenues:

Advance	$692,873,000	$1,773,557,000

FFI	64,386,000	60,331,000

Total consolidated revenues	$757,259,000	$1,833,888,000

Net income:

Advance	$12,694,000	$20,555,000

FFI	1,450,000	321,000

Total consolidated net Income	$14,144,000	$20,876,000

     On March 31, 1999, the Company acquired the outstanding stock of FHPS for $70 million in cash and warrants to purchase 400,000 shares of its $0.01 par value common stock (“Common Stock”). The Company valued such warrants at fair market value based upon the Black-Scholes valuation model. Such warrants are valued at $2.5 million. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to goodwill, certain customer contracts, and other intangible assets. Goodwill was valued at approximately $61.3 million and is amortized on a straight-line basis over 30 years. Customer contracts were valued at $7.0 million and are amortized over 15 years.

     The following unaudited pro forma information presents the results of operations of the Company as if the FHPS acquisition had taken place at the beginning of fiscal 1999 (in thousands, except net income per share amounts):

1999

Revenues	$838,247

Net income	$14,000

Net income per share:

Basic	$0.58

Diluted	$0.52

Weighted average shares outstanding:

Basic	24,004

Diluted	26,876

     In December 1998, the Company acquired the outstanding stock of Baumel-Eisner for $25 million in cash. The acquisition has been accounted for using the purchase method of accounting. Baumel-Eisner’s results have been included in the Company’s consolidated statements of operations since December 1998. The purchase price was allocated to the net assets acquired, primarily goodwill, based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $24.2 million and is amortized on a straight-line basis over 25 years.

4. Property and Equipment

     Property and equipment consisted of the following:

	March 31,

	2000	2001

Machinery and equipment	$6,332,000	$21,224,000

Computer equipment and software	29,468,000	61,400,000

Furniture and equipment	4,915,000	21,563,000

Leasehold improvements	5,029,000	17,780,000

Land and buildings	1,674,000	12,393,000

	47,418,000	134,360,000

Less — Accumulated depreciation and amortization	(14,311,000)	(37,720,000)

	$33,107,000	$96,640,000

5. Debt

     In conjunction with our acquisition of PCS, the Company obtained an $825 million senior secured credit facility that includes a $175.0 million revolving credit facility, $100 million interim revolving credit facility, and two term notes totaling $550.0 million. The revolving credit facilities expire on October 2, 2005. As of March 31, 2001, $95 million is outstanding under the $175 million revolving credit facility and $0 is outstanding under the $100 million interim revolving credit facility. The term notes are due on October 2, 2005 and October 2, 2007. The revolving credit facilities accrue interest at LIBOR plus 2.75%. The term notes accrue interest at LIBOR plus 2.75% and LIBOR plus 3.5%. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage, and total leverage ratios. The Company is in compliance with all covenants. The secured credit facility replaced the Company’s previous $75.0 million, three-year revolving credit facility dated April 1999.

     The Company has entered into interest rate protection agreements (“interest rate swaps”) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. The fair value of the interest rate swaps, a liability of $12,565,000, at March 31, 2001, was based upon quoted market prices.

     In March 2001, the Company issued $200 million in 8 1/2 % Senior Notes Due 2008 (“Senior Notes”). The proceeds from this offering were used to retire the $200 million senior subordinated notes due 2010 that were issued to Rite Aid in connection with the PCS acquisition. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends, and sales of assets. The Senior Notes have been unconditionally guaranteed, jointly and severally, by all of our subsidiaries, which are all 100% owned. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

     The following represents the schedule of current maturities for our long-term debt (in thousands).

Years Ending March 31,

2002	$15,250

2003	30,250

2004	34,000

2005	41,500

2006	144,000

thereafter	580,000

Total long-term debt	$845,000

6. Acquisition Integration

     Merger costs. Net income for the year ended March 31, 2001 reflected a pre-tax charge of $1.2 million ($926,000 after taxes) relating to merger costs incurred in connection with the merger with FFI.

     Non-recurring and impairment expenses. Net income for the year ended March 31, 2001 reflects a non-recurring and impairment expenses of $11,129,000 ($6,789,000 after taxes, or $0.19 per diluted share) represents facility impairment costs, and severance costs related to the integration and rationalization of PCS and Advance personnel and facilities. Management committed to this plan and publicly announced it in February 2001, and subsequently initiated the plan. Under the terms of the plan Advance’s mail facility in Richardson, Texas will be closed, within the first six months of fiscal 2002, and operations moved to the PCS Fort Worth and Birmingham facilities. This action triggered an assessment of the recoverability of the Advance mail facility carrying costs and the resulting recognition of an impairment loss. The determination of the impairment loss was based on an evaluation of future cash flows from operation of mail facility to be abandoned. The net book value of the facility and its assets including property, equipment, and software totaled $2,897,000. In addition, the expenses include severance costs for mail facility and other Advance management employees that were terminated or resigned as a result of the acquisition with PCS. All of these severance costs to management employees were paid prior to March 31, 2001. Payments made to terminated employees were based substantially on a standard severance package available to employees. The following summarizes the expenses:

Facility closure	$8,768,000

Severance and other employee costs	2,185,000

Other	176,000

Total non-recurring & impairment expenses	$11,129,000

     The Company expects to consolidate certain additional operations in connection with the integration of PCS, which will result in additional non-recurring charges consisting primarily of severance costs, fixed asset and software disposals and other related costs in the year ended March 31, 2002.

7. Leases

     The Company leases office and dispensing facility space, equipment, and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 2001, as follows:

Years Ending March 31,

2002	$26,474,000

2003	20,082,000

2004	14,644,000

2005	11,153,000

2006 and thereafter	55,301,000

Total minimum lease payments	$127,654,000

     Total rent expense incurred in the years ended March 31, 1999, 2000, and 2001 was approximately $4,435,000, $6,302,000, and $18,735,000 respectively.

8. Commitments and Contingencies

     The Company has entered into long-term employment and noncompete agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

     In November 1999, PCS received a subpoena by the Department of Health and Human Services Office of Inspector General, or OIG, requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with us. There has been no allegation of any wrongdoing on our part. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. AdvancePCS believes that its programs, and those of PCS prior to the acquisition, are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. AdvancePCS plans to continue to cooperate with the OIG with respect to this investigation. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects.

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could materially harm our business, profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     The Company is a party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings currently pending are not, in management’s opinion, material either individually or in the aggregate.

     Various aspects of the Company’s businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement for the Company. Management believes that the Company is in substantial compliance with all existing legal requirements material to the operation of its business; however, the application of complex standards to the detailed operation of the business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect the Company’s business. Management cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care, or the business of pharmacy benefit management. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on the Company’s business or financial position.

9. Concentration of Business

     A significant portion of the Company’s revenues result from contracts with customers. These contracts normally have terms of one to ten years with renewal options.

     Effective April 1, 1999, the Company entered into a Pharmacy Benefit Services Agreement with FHS. Under the terms of this ten-year Service Agreement the Company provides pharmacy services to FHS’ affiliated health plans. FHS accounted for 41% and 14% of the Company’s revenues for the years ended March 31, 2000 and 2001, respectively. Blue Cross and Blue Shield Association Federal Employee Program accounted for 11% of the company’s revenues for the year ended March 31, 2001. Another customer of the Company accounted for approximately 18% and 8% of the Company’s revenues for the years ended March 31, 1999, and 2000, respectively. No other customer accounted for over 10% of the Company’s revenues in fiscal years 1999, 2000, or 2001.

10. Stockholders’ Equity

Common Stock

     At March 31, 2000 the Company had 25,000,000 authorized shares of its $.01 par value Class A Common Stock and 5,000,000 authorized shares of its preferred stock, of which 5,000 shares were designated as Series B Preferred Stock At the 2000 Annual Meeting of Stockholders, the Company amended and restated the Certificate of Incorporation to increase the number of authorized shares of its Class A Common Stock from 50,000,000 to 100,000,000.

     On October 12, 1999, the Company announced a two-for-one stock split, effected in the form of a stock dividend of our Class A Common Stock. The record date was November 11, 1999, and the date of distribution was November 30, 1999. Financial information and stock prices contained throughout the financial statements have been adjusted to retroactively reflect the impact of the stock split.

     In connection with our acquisition of PCS the Company issued Rite Aid 125,000 shares of Series A-2 Convertible Preferred Stock that was convertible into Class B-2 Common Stock for $125 million. In addition, the Company issued JLL 4,207,300 shares of Class B-1 Common Stock and 65,854 shares of Series A-1 Preferred Convertible Stock for $150 million.

Common Stock Voting Rights

     Class A Common Stock entitles the holder to one vote on each matter submitted to stockholders for vote. Class B-1 and B-2 Common Stock entitles the holder to vote as a single class with Class A Common Stock. The affirmative vote of at least 2/3 of the outstanding shares of Class B-1 and B-2 Common Stock is required for actions including, a change in bylaws to adversely affect this class of stock, amendment or repeal of Series A-1 and A-2 certificates certificates of designation, authorization of the issuance of additional shares of Class B-1 and B-2 Common Stock, increasing the number of Company directors, and incurring certain indebtedness.

The Series A-1 and Series A-2 Convertible Preferred Stock is currently convertible into Class B-1 and Class B-2 Common Stock, respectively, at a conversion ratio of 1:50.

     On December 8, 1999 the Company issued 231,884 shares of its Class A Common Stock to acquire a 19 percent interest in CHI.

     In connection with the FFI merger, the Company issued 3,500,000 shares of its Class A Common Stock in exchange for all the outstanding shares of FFI. Under the provisions of APB 16, the shares are reflected as outstanding as though FFI had always been a part of the Company.

Series A Convertible Preferred Stock

     On October 2, 2000, in conjunction with our acquisition of PCS we issued to Rite Aid 125,000 shares of Series A-2 Convertible Preferred Stock. In addition, the Company issued to JLL 65,854 shares of Series A-1 Convertible Preferred Stock.

Series B Preferred Stock

     On June 25, 1996, the Company issued a total of 4,444 shares of $.01 par value, Series B Convertible Preferred Stock (“Series B Preferred Stock”) to a customer at a price of $2,250 per share. Shares of the Series B Preferred Stock could be converted by the holder into 500 fully paid and non-assessable shares of Class A Common Stock. On April 13, 1998, the holder of the Series B Preferred Stock converted all of the shares into 2,222,222 shares of Class A Common Stock.

Preferred Stock Voting Rights

     The Series A-1 Convertible Preferred Stock does not have any voting rights, except as provided by law. As long as the number of outstanding shares of Series A-1 Convertible Preferred Stock equals 10% or more of the Series A-1 Convertible Preferred Stock issued on October 2, 2000, the approval of the majority holders of the Series A-1 Convertible Preferred Stock will be required for amending and repealing certain provisions of the incorporation or bylaws, creating or issuing any class of senior stock, repurchasing or redeeming capital stock, and incurring certain indebtedness.

Warrants to Purchase Common Stock

     In connection with the issuance of the senior subordinated notes in Note 5 above, the Company issued Rite Aid warrants to purchase 780,000 shares of our Class A Common Stock. The warrants terminated once we repaid the senior subordinated notes in March 2001.

     The Company has issued warrants to five of our key health plan sponsor customers representing the right to purchase up to a total of 652,860 shares of our Common Stock at prices per share ranging from $16.31 to $39.50. The right to exercise each warrant vests in equal installments on the first five anniversaries of the date of grant so long as the customer’s service agreement remains in effect.

     Prior to November of 1997, the Company accounted for these warrant agreements under the provisions of SFAS 123 and the related Emerging Issues Task Force (“EITF”) 96-3. These pronouncements require that all stock issued to nonemployees be accounted for based on the fair value of the consideration received or the fair value of equity instruments issued. In addition, they require that the fair value be measured on the date the parties come to a “mutual understanding of the terms of the arrangement and agree to a binding contract” (i.e. the grant date). If the number of equity instruments is contingent upon the outcome of future events, the number of instruments that should be accounted for when determining the fair value of the transaction should be based on the best available estimate of the number of instruments expected to be issued. In management’s opinion, the fair value of the warrants at the date of the agreements was not material.

     Subsequent to November 20, 1997, the Company follows the guidance of EITF 96-18, under which the measurement date is the earlier of the performance commitment date or completed performance date. The Company chose not to retroactively apply EITF 96-18 to the eligible warrants, but chose to apply this EITF prospectively to new arrangements and any modifications of existing arrangements.

     The Company has reserved shares of Common Stock at March 31, 2001, for the following:

Exercise of stock options	8,501,258

Exercise of warrants	652,860

9,154,118

11. Stock Option Plan

     At March 31, 2001, the Company has three stock-based compensation plans: Incentive Stock Option Plan, Amended and Restated Incentive Stock Option Plan, and the 1997 Nonstatutory Stock Option Plan (the “Plans”). The Plans provide for the granting of qualified stock options and incentive options to officers, directors, advisors and employees of the Company. The options must be granted with exercise prices which equal or exceed the market value of the Common Stock at the date of grant. As of March 31, 2001, the number of shares of Common Stock issuable under the Plans may not exceed 10,675,500 shares. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

     The stock options generally vest over 5-year periods. In the event of the sale or merger with an outside corporation gaining 50% or greater ownership, options granted to certain employees become 100% vested. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 2001, 2,333,391 options were vested at exercise prices of $0.59 to $31.17 per share. The Company recognized compensation expense related to options granted, and the acceleration of option vesting, of $1,300,000 for the year ended March 31, 2001.

     SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has elected to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company’s stock option activity.

	1999		2000		2001

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding at beginning of year	4,123,490	$5.27	4,553,276	$8.61	5,596,252	$11.58

Granted	1,392,300	15.71	1,458,700	20.82	3,660,500	24.75

Exercised	(726,644)	3.40	(177,734)	6.23	(1,088,650)	6.34

Canceled	(235,870)	14.51	(237,990)	15.01	(236,410)	19.49

Outstanding at end of year	4,553,276	$8.61	5,596,252	$11.58	7,931,692	$18.14

Exercisable at end of year	1,815,200	$3.34	2,488,092	$5.42	2,333,391	$8.95

Price range	$0.33 to $20.69		$0.49 to $29.08		$0.59 to $31.17

Weighted average fair value of options granted	$7.32		$10.58		$17.60

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 7,931,692 options outstanding as of March 31, 2001.

	Options Outstanding			Options Exercisable

		Weighted	Wtd. Avg.		Weighted
		Avg. Exercise	Contractual		Avg. Exercise
Exercise Price Range	Shares	Price	Life (yrs.)	Shares	Price

$0.59 to $4.50	1,092,766	$2.56	3.6	985,766	$2.35

$5.50 to $9.38	533,100	6.28	5.6	426,500	6.23

$11.88 to $14.69	881,374	14.32	7.4	295,574	14.56

$15.44 to $19.50	1,478,902	17.68	8.1	513,245	17.36

$20.00 to $24.25	2,154,600	20.51	9.1	67,766	22.21

$25.38 to $29.08	194,700	25.72	8.1	36,540	25.71

$31.17 to $31.17	1,596,250	31.17	9.5	8,000	31.17

$0.59 to $31.17	7,931,692	$18.14	7.8	2,333,391	$8.95

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average ranges of assumptions for the years ended March 31, 1999, 2000, and 2001, respectively: risk-free interest rates of 4.6% to 6.6%; expected lives of three to five years; expected volatility of 30% to 75%. The Company continues to account for stock based compensation under APB 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

	1999	2000	2001

Net income:

As reported	$14,144,000	$20,876,000	$22,668,000

Pro forma	$12,571,000	$17,349,000	$9,729,000

Basic net income per share:

As reported	$0.59	$0.84	$0.78

Pro forma	$0.52	$0.70	$0.33

Diluted net income per share:

As reported	$0.53	$0.75	$0.63

Pro forma	$0.47	$0.63	$0.27

     Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

12. Related Party Transactions

     In fiscal 1998, the Company entered into an agreement with Advance Capital Markets (“ACM”) pursuant to which ACM agreed to act as financial advisor for the Company. In exchange for these professional services, the Company paid ACM a fee of $150,000 in 1998 in connection with the IMR transaction and $85,000 in connection with the Baumel-Eisner transaction. The fees paid are equivalent to or less than similar fees incurred in arm’s-length transactions. The Managing Director of ACM is also a Director of the Company. In fiscal 2001, the Company has a non-interest bearing note receivable of $500,000 due from an executive officer of the Company issued in conjunction with his relocation to Phoenix, Arizona as a result of the acquisition of PCS.

13. Retirement Plan Benefits

     In connection with the acquisition of PCS, the Company acquired certain existing retirement plans. The funded status and amounts recognized in the consolidated balance sheets at March 31, 2001 for the Company’s defined benefit pension and retiree health benefit plans, as well as changes in the benefit obligation and plan assets subsequent to the acquisition, were as follows:

	Defined Benefit	Retiree
	Pension Plan	Health Benefits

Change in benefit obligation:

Benefit obligation at March 31, 2000	$—	$—

PBO, Acquired	20,945,000	6,954,000

Service cost	1,561,000	685,000

Interest cost	747,000	332,000

Actuarial loss	1,918,000	609,000

Benefits paid	(88,000)	(34,000)

Benefit obligation at March 31, 2001	25,083,000	8,546,000

Change in plan assets:

Fair value of plan assets at March 31, 2000	—	—

Fair Value, Acquired	27,981,000	—

Actual return on plan assets	(4,747,000)	—

Employer contribution	7,000	34,000

Benefits paid	(88,000)	(34,000)

Fair value of plan assets at March 31, 2001	23,153,000	—

Funded status	(1,930,000)	(8,546,000)

Unrecognized net actuarial loss	7,747,000	479,000

Net amount recognized	5,817,000	(8,067,000)

Amounts recognized in consolidation balance sheet consisted of:

Accrued benefit liability	618,000	8,067,000

Deferred Tax (Asset)	(2,586,000)	—

(Charge) to Equity, net of tax	(3,849,000)	—

Net amount recognized	$(5,817,000)	$8,067,000

Weighted-average assumptions as of March 31, 2001:

Discount rate as of Acquisition Date	7.75%	7.75%

Discount rate as of 3/31	7.25%	7.25%

Expected return on plan assets	9.00%	—

Rate of compensation increase	5.90%	—

     Health care trend rates were assumed to increase at an annual rate of 6.5% in 2002 and decrease 1/2% per year to 5.0% in 2005 and thereafter.

     Net pension and retiree health benefit expense for the year ended March 31, 2001 include the following components:

	Defined	Retiree
	Benefit	Health
	Pension Plan	Benefits

Components of net periodic benefit cost:

Service cost	$1,561,000	$685,000

Interest cost	747,000	332,000

Expected return on plan assets	(882,000)	—

Amortization of net (Gain)/Loss	(133,000)	143,000

Net periodic benefit cost	$1,293,000	$1,160,000

     The assumed health care cost trend rates have a significant effect on the retiree health benefits amounts reported. If these trend rates were to be increased by one percentage point each future year, the March 31, 2001 accumulated post retirement benefit obligation would increase by 25.5%, and the aggregate of the service cost and interest components of the 2001 annual expense would increase by 20.0%. A one percentage point decrease in these rates would decrease the March 31, 2001 accumulated post retirement benefit obligation by 20.1% and the aggregate of the 2000 service cost and interest cost components of the 2001 annual expense would decrease by 15.6%.

     All defined plan benefit obligations have been adjusted to reflect the effect of plan changes adopted as of the acquisition of PCS. Any associated gain or loss relating to these changes is not reflected in the operations of the Company.

     The Company also sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Company contributions to the plans are based on employee contributions and the level of Company match. Expenses under the plan totaled $2,671,250 during the fiscal year 2001, and $623,000 during fiscal year 2000.

14. Income Taxes

     The provision for income taxes for the years ended March 31, 1999, 2000, and 2001, differed from the amounts computed by applying the U.S. federal tax rate of 34 percent in 1999 and 35 percent in 2000 and 2001 to pretax earnings as a result of the following:

	1999	2000	2001

Tax at U.S. federal income tax rate	$7,756,000	$11,800,000	$16,658,000

Non-deductible goodwill and intangible amortization	113,000	338,000	9,548,000

State taxes	666,000	540,000	2,304,000

Intangible amortization	—	—	(4,067,000)

Other, net	134,000	116,000	484,000

Provision for income taxes	$8,669,000	$12,794,000	$24,927,000

	1999	2000	2001

Current	$7,357,000	$11,487,000	$25,071,000

Deferred	1,312,000	1,307,000	(144,000)

	$8,669,000	$12,794,000	$24,927,000

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows:

	March 31,		March 31,
	2000	Changes	2001

Gross deferred tax assets:

Accruals and reserves	$321,000	$4,256,000	$4,577,000

Non-recurring and impairment charges	—	3,615,000	3,615,000

Other	140,000	517,000	657,000

	461,000	8,388,000	8,849,000

Gross deferred tax liabilities:

Intangible assets	—	(239,933,000)	(239,933,000)

Amortization of deductible goodwill	(2,165,000)	(916,000)	(3,081,000)

Depreciation	(1,473,000)	(2,135,000)	(3,608,000)

Other	(727,000)	81,000	(646,000)

	(4,365,000)	(242,903,000)	(247,268,000)

Net deferred tax liability	$(3,904,000)	$(234,515,000)	$(238,419,000)

15. Subsequent Events

     On June 18, 2001, the Company announced the launch of AdvancePCS SpecialtyRx to provide health care for patients using injectable and other expensive, high-technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. As a result, the Company entered into a definitive agreement to acquire the outstanding common stock of TheraCom, Inc., a specialty pharmacy and distribution company located in Bethesda, Maryland. The acquisition will be accounted for using the purchase method of accounting. Also, the Company has signed a definitive agreement to establish a joint venture with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. AdvancePriority SpecialtyRx will begin immediately utilizing the existing infrastructures of both companies. AdvancePCS will own 51% of the venture and Priority Healthcare Corp will own 49%.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of AdvancePCS and subsidiaries included in this Form 10-K and have issued our report thereon dated May 29, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas,
May 29, 2001 (except with respect to the matter
discussed in Note 15, as to which the date is June 18, 2001).

S-1

ADVANCEPCS
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions					Balance at
	Beginning	Charged to					End of
	of Year	Expenses	Deductions		Other		Year

Year ended March 31, 1999:

Allowance for doubtful A/R	$2,199,000	$2,444,000	$—		$100,000	(2)	$4,743,000

Year ended March 31, 2000:

Allowance for doubtful A/R	$4,743,000	$923,000	$27,000	(1)	$—		$5,639,000

Year ended March 31, 2001:

Allowance for doubtful A/R	$5,639,000	$8,204,000	$753,000	(1)	$5,750,000	(3)	$18,840,000

Reserve for non-recurring and impairment expenses	$—	$11,129,000	$10,351,000		$—		$778,000

(1)	Uncollectible accounts written off, net of recoveries
(2)	Includes $100,000 reflected in the acquisition of Baumel-Eisner
(3)	Assumed in the acquisition of PCS

Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

S-2

INDEX TO EXHIBITS

EXHIBIT
NO.	EXHIBIT

2.1	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 31, 2000).

2.2	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL (incorporated by reference to Exhibit 2.2 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.2	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.1	Form of Stock Certificate of Class A Common Stock of AdvancePCS (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 14, 2000).

4.2	Indenture dated as of March 13, 2001 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.3	Registration Rights Agreement dated as of March 13, 2001 by and among AdvancePCS, various guarantors named therein and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Chase Securities, Inc., CIBC World Markets Corp. and Scotia Capital “USA”, Inc. (incorporated by reference to Exhibit 4.3 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.4	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.5	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.3 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

4.6	Warrant Agreement, dated as of September 12, 1996, by and between AdvancePCS and VHA, Inc. (incorporated by reference to Exhibit 4.16 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

4.7	Warrant Agreement, dated as of February 26, 1999, by and between AdvancePCS and Foundation Health Systems, Inc. (incorporated by reference to Exhibit 4.1 to AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated April 15, 1999).

4.8	Warrant Agreement, dated as of February 25, 1999, by and between AdvancePCS and Arkansas BlueCross BlueShield (incorporated by reference to Exhibit 4.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.9	Warrant Agreement, dated as of June 12, 1998, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.10*	Warrant Agreement, dated December 10, 1999, by and between AdvancePCS and CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and Capital Care, Inc.

10.1	Amended and Restated Incentive Stock Option Plan (incorporated by reference from AdvancePCS’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).
10.2	Amendment Number 1 to Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 3, 2001).

10.3	Amended and Restated Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2000).

10.4	Corporate Officer Incentive Plan (incorporated by reference from AdvancePCS’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.5	Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance Clinical (formerly ParadigM) (incorporated by reference to Exhibit 10.11 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

10.6*	Amendment to Lease, dated October 19, 1996, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc.

10.7*	Second Amendment to Lease, dated September 30, 1998, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc.

10.8*	Third Amendment to Lease, dated December 1, 1999, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc.

10.9*	Fourth Amendment to Lease, dated April 25, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc.

10.10*	Fifth Amendment to Lease, dated December 18, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc.

10.11	Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and AdvancePCS (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 1999).

10.12	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the Commission on October 16, 2000).

10.13*	Amendment No. 1 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

10.14	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, T. Danny Phillips, Joseph J. Filipek, Jr., Susan S. de Mars, Jeffrey G. Sanders, Laura I. Johansen, Andrew C. Garling, Rudy Mladenovic and John H. Sattler.

10.15*	Employment Agreement dated as of July 11, 2000, by and between AdvancePCS and David D. Halbert.

10.16*	Sublease, dated December 16, 1999, by and between TIG Insurance Company and AdvancePCS.

10.17*	Lease Agreement, dated April 30, 2000, by and between Cardinal Technology Center II, Inc. and AdvancePCS, as amended by the First Amendment to the Lease Agreement dated June 19, 2000, the Second Amendment to the Lease Agreement dated September 15, 2000 and the Third Amendment to the Lease Agreement dated March 2001.

10.18*	Lease Agreement, dated March 26, 1996, by and between Alliance Commerce Center No 5, Ltd. and PCS Mail Services, Inc., as amended by the Amendment to the Lease Agreement, dated June 9, 1999, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services of Fort Worth, Inc.

10.19*	Lease Agreement, effective September 30, 2000, by and between DRUG (AZ) QRS 14-42, Inc. and PCS Health Systems, Inc.

10.20*	Office Lease, dated April 18, 1997, by and between 9060 East Via Linda Co. Ltd. Limited Partnership and PCS Health Systems, Inc.

10.21*	Lease Agreement, dated August 6, 1993, by and between MEPC American Properties, Inc. and McKesson Corporation, as amended by the First Lease Amendment, dated November 1999, by and between Duke-Weeks Realty Limited Partnership and PCS Health Systems, Inc.

10.22*	Office Lease, dated May 18, 1999, by and between Signature Services and AdvancePCS, as amended by the First Amendment to the Lease, dated October 28, 1999 by and between Signature Services and AdvancePCS, the Second Amendment to the Lease, dated November 30, 1999, by and between Signature Services and AdvancePCS, the Third Amendment to Lease, dated March 23, 2000, by and between Signature Services and AdvancePCS and the Fourth Amendment to the Lease, by and between North Parkcenter LLC and AdvancePCS.

11.1*	Statement Regarding Computation of Per Share Earnings

21.1*	Subsidiaries of AdvancePCS.

23.1*	Consent of Arthur Andersen LLP.

*	Filed herewith.