Form 10-K/A
period 2001-03-31
ADVANCEPCS
filed 2001-07-30
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21447

AdvancePCS
(Exact name of registrant as specified in its charter)

Delaware	75-2493381
(State or other jurisdiction of incorporation of organization)	(I.R.S. employer Identification No.)

5215 North O'Connor, Suite 1600, Irving, TX	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 420-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Yes	No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A common stock on July 25, 2001 as reported on the Nasdaq National Market, was approximately $1,828,299,030.

      As of July 25, 2001, the registrant had (1) 33,578,139 shares of Class A common stock, $.01 par value, outstanding, (2) 3,185,917 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 100 shares of Class B-2 common stock, $.01 par value, outstanding.

      This Form 10-K/A, along with the previously filed Annual Report on Form 10-K, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors” in the previously filed Annual Report on Form 10-K, as well as the following:

•	general economic and business conditions;

•	demographic changes;

•	new governmental regulations and changes in, or the failure to comply with existing, governmental regulations;

•	legislative proposals that impact our industry or the way we do business;

•	changes in our industry;

•	changes in Medicare and Medicaid payment levels;

•	liability and other claims asserted against us;

•	integration of PCS Holding Corporation, or PCS, and realization of synergies;

•	competition; and

•	our ability to attract and retain qualified personnel.

      Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this Form 10-K/A, as amended. We assume no obligation to update or revise them or provide reasons why actual results may differ.

      The undersigned registrant hereby amends and restates the information required by Items 10, 11, 12, 13 and 14(c) of Part III of the previously filed Annual Report on Form 10-K for the year ended March 31, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The Board of Directors of AdvancePCS currently consists of ten directors. The following table sets forth certain information with respect to the directors of AdvancePCS:

			Served as	Director's
Name	Age	Position	Director Since	Term Ending

David D. Halbert	45	Chairman of the Board	1986	2001

		and Chief Executive

		Officer

Jon S. Halbert	41	Vice Chairman and	1988	2001

		Head of e-Business

		and Technology and

		Director

David A. George	45	President and Director	1998	2003

Ramsey A. Frank	40	Director	2000	2002

Stephen L. Green	50	Director	1993	2002

David R. Jessick	47	Director	2000	2002

Paul S. Levy	53	Director	2000	2001

Robert G. Miller	57	Director	2000	2001

Jean-Pierre Millon	50	Director	2000	2003

Michael D. Ware	55	Director	1993	2002

      David D. Halbert founded AdvancePCS in 1986 and has continuously served as our Chairman of the Board and Chief Executive Officer. Prior to founding AdvancePCS, Mr. Halbert served as an executive officer for several organizations engaged in various healthcare, as well as non-healthcare, related industries. David D. Halbert is the brother of Jon S. Halbert.

      Jon S. Halbert joined AdvancePCS in January 1988 and has continuously served as a director and as an executive officer of AdvancePCS since that date. Mr. Halbert currently serves as our Vice Chairman, e-Business and Technology. Before joining AdvancePCS, Mr. Halbert served as an executive officer and/or director for several organizations engaged in various health care, as well as non-health care, related industries. Mr. Halbert also worked as a registered representative of the National Association of Securities Dealers for Bear, Stearns & Co. Jon S. Halbert is the brother of David D. Halbert.

      David A. George has served as a director of AdvancePCS since November 1998 and has served as an executive officer of AdvancePCS since March 1999. Mr. George currently serves as our President. From October 1995 to November 1998, Mr. George served as executive vice president of United HealthCare Corporation. Before United HealthCare, Mr. George was executive vice president of MetraHealth Corporation, also known as MetraHealth, from December 1994 to October 1995. MetraHealth merged with United HealthCare Corporation in October 1995. Prior to joining MetraHealth, Mr. George was president of Southern Group Operations for The Prudential Healthcare System.

      Ramsey A. Frank has served as a director of AdvancePCS since October 2000. Mr. Frank is a senior managing director of Joseph Littlejohn & Levy, Inc., which he joined in 1999. From 1993 to 1999, Mr. Frank was a managing director of Donaldson, Lufkin & Jenrette, where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank also serves as a director of IASIS Healthcare Corporation.

      Stephen L. Green has served as a director of AdvancePCS since June 1993. Mr. Green currently serves as a general partner of Canaan Partners, a venture capital firm. Prior to joining Canaan Partners in November 1991, Mr. Green served as managing director in GE Capital’s Corporate Finance Group for more than five years. Mr. Green currently serves on the board of directors of Suiza Foods Corporation.

      David R. Jessick has served as a director of AdvancePCS since October 2000. Mr. Jessick has been senior executive vice president and chief administrative officer of Rite Aid since December 5, 1999. From 1997 to July 1999, Mr. Jessick served as executive vice president of finance and investor relations of Fred Meyer, Inc. From 1979 to 1997, Mr. Jessick held several senior management positions at Thrifty PayLess Holdings, Inc., a west coast-based drugstore chain which had annual sales of $5.0 billion before being acquired by Rite Aid in 1996. Mr. Jessick was executive vice president and chief financial officer of Thrifty PayLess Holdings, Inc. before Thrifty PayLess was acquired by Rite Aid.

      Paul S. Levy has served as a director of AdvancePCS since October 2000. Mr. Levy is a senior managing director of Joseph Littlejohn & Levy, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including IASIS Healthcare Corporation, Motor Coach Industries International Inc., Hayes Lemmerz International Inc., Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc. and New World Pasta Company.

      Robert G. Miller has served as a director of AdvancePCS since October 2000. Mr. Miller has been chairman and chief executive officer and a director of Rite Aid Corporation since December 5, 1999. Previously, Mr. Miller served as vice chairman and chief operating officer of The Kroger Company, a retail food company. Mr. Miller joined Kroger in May 1999. From 1991 until May 1999, he served as chief executive officer of Fred Meyer, Inc. Mr. Miller is a director of Pathmark Stores, Inc., Scottish Power plc and Harrah’s Entertainment, Inc.

      Jean-Pierre Millon has served as a director of AdvancePCS since October 2000. Since October 2, 2000, Mr. Millon has served as a consultant to AdvancePCS. Mr. Millon joined PCS Health Systems, Inc. in 1995, where he served as its president and chief executive officer from June 1996 to September 2000. Prior to joining PCS Health Systems, Mr. Millon served as an executive and held several leadership positions with Eli Lilly and Company, the former parent company of PCS Health Systems, Inc.

      Michael D. Ware has served as a director of AdvancePCS since July 1993. Mr. Ware is a co-founder of Advance Capital Markets, Inc., a private investment firm, and has served as its managing director since January 1989. Prior to founding Advance Capital Markets, Inc., Mr. Ware was the president of Reliance Energy Services, Inc.

Executive Officers

      Set forth below is a table identifying the executive officers of AdvancePCS who are not directors of AdvancePCS:

Name	Age	Position

T. Danny Phillips	42	Chief Financial Officer and Executive Vice President

Joseph J. Filipek, Jr., P.D.	46	Executive Vice President, Client Services

Susan S. de Mars	41	Senior Vice President and General Counsel

Jeffrey G. Sanders	43	Senior Vice President, Strategic Initiatives

Laura I. Johansen	36	Senior Vice President, Corporate Affairs and Secretary

Andrew C. Garling, M.D.	56	Senior Vice President, Clinical Operations

Rudy Mladenovic	43	Senior Vice President, Trade Relations

John H. Sattler, R.Ph.	49	Senior Vice President, Sales

      T.   Danny Phillips joined AdvancePCS in February 1992 and currently serves as our Chief Financial Officer and Executive Vice President. Prior to joining AdvancePCS, Mr. Phillips served as chief financial officer of Aloha Petroleum, Ltd., a retail gasoline company, from April 1991 to February 1992.

      Joseph J. Filipek, Jr., P.D. joined AdvancePCS in December 1993 and currently serves as our Executive Vice President, Client Services. Prior to joining AdvancePCS, Dr. Filipek founded Advance Paradigm Clinical Services, Inc., which was acquired by us in 1993 from BlueCross BlueShield of Maryland, Inc.

      Susan S. de Mars joined AdvancePCS in October 2000 upon our acquisition of PCS Holding Corporation, or PCS, and currently serves as our Senior Vice President and General Counsel. Ms. de Mars joined PCS in 1995 as assistant general counsel and served as its general counsel from January 1999 to October 2000.

      Jeffrey G. Sanders joined AdvancePCS in October 2000 upon our acquisition of PCS and currently serves as our Senior Vice President, Strategic Initiatives. Before joining PCS in 1993, Mr. Sanders served three years as director of the Office Of Legislation and Policy of the Health Care Financing Administration in Washington, D.C. Mr. Sanders also held positions with the United States Budget Committee and the Office of Management and Budget.

      Laura I. Johansen joined AdvancePCS in February 1995 and currently serves as our Senior Vice President, Corporate Affairs and Secretary. Ms. Johansen served as our Senior Vice President, General Counsel from February 1995 until August 1999 and as our Senior Vice President, Office of the CEO from August 1999 until October 2000. Prior to joining AdvancePCS, Ms. Johansen served as an attorney in the corporate/securities section of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

      Andrew C. Garling, M.D. joined AdvancePCS in August 1999 and currently serves as our Senior Vice President, Clinical Operations. Prior to joining AdvancePCS, from 1997 to 1999, Dr. Garling served as chief medical officer and senior vice president of the Payor Solutions Group at McKesson HBOC. From 1995 to 1997, Dr. Garling served as vice president and chief medical officer of Advanced Health Inc., a physician practice management company. Prior to 1995, Dr. Garling served as chief information officer of the Southern Group Operations of Prudential Healthcare Systems Inc.

      Rudy Mladenovic joined AdvancePCS in December 1999 and currently serves as our Senior Vice President, Trade Relations. Prior to joining AdvancePCS, Mr. Mladenovic served as the executive director of Anthem BlueCross BlueShield Midwest, a four million member division of Anthem, Inc. Prior to joining Anthem BlueCross BlueShield Midwest, he was the vice president and executive director of Anthem Prescription Management, Inc., a wholly owned subsidiary of Anthem, Inc. From 1993 to 1995, he served as vice president sales for Athena of North America, Inc., and Acordia Health Industry Services, Inc., each a wholly owned subsidiary of Anthem, Inc.

      John H. Sattler, R.Ph., joined AdvancePCS in 1994 and serves as our Senior Vice President, Sales. Prior to joining AdvancePCS, Mr. Sattler served as vice president, sales and marketing for Health Care Pharmacy Providers, Inc. from September 1992 to November 1994. Prior to 1992, he served as manager of Third Party Marketing for American Drug Stores, Inc.

      The executive officers named above were elected to serve in such capacities until their respective successors have been duly elected and have been qualified or until their earlier death, disqualification, retirement, resignation or removal from office.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires AdvancePCS’s directors and executive officers, and persons who own more than 10% of AdvancePCS’s Class A common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Class A common stock and other equity securities of AdvancePCS. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish AdvancePCS with copies of all Section 16(a) reports they file. To AdvancePCS’s knowledge and based solely on review of the copies of such reports furnished to AdvancePCS during the period commencing April 1, 2000 and ending March 31, 2001, its officers, directors and greater than 10% stockholders had complied with all applicable Section 16(a) filing requirements, except for a late filing of a Form 4 for a transaction in March 2001 with respect to Jon S. Halbert.

ITEM 11. EXECUTIVE COMPENSATION

      Amounts and prices related to shares of Class A common stock have been adjusted to give effect to a two-for-one stock split of the Class A common stock, effected in the form of a stock dividend paid on November 30, 1999. The following table sets forth information with respect to the compensation paid or awarded by AdvancePCS to its chief executive officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 (the “Named Executives”) for services rendered in all capacities for fiscal years 2001, 2000 and 1999.

Summary Compensation Table

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Office	Year	Salary ($)	Bonus ($)	Options (#)	Compensation

David D. Halbert	2001	$740,385	$740,385	1,000,000	—

Chairman of the Board and	2000	501,923	482,692	150,000	—

Chief Executive Officer	1999	383,333	383,333	150,000	—

Jon S. Halbert	2001	418,192	302,212	250,000	—

Vice Chairman and Head of	2000	352,692	175,000	100,000	—

e-Business and Technology	1999	266,667	186,667	100,000	—

David A. George (1)	2001	431,731	302,212	250,000	—

President	2000	262,199	175,000	100,000	—

	1999	9,615	14,583	150,000	—

T. Danny Phillips	2001	286,058	171,635	100,000	—

Executive Vice President and	2000	258,076	149,077	80,000	—

Chief Financial Officer	1999	196,667	118,000	80,000	—

Joseph J. Filipek, Jr.	2001	244,423	122,211	50,000	—

Executive Vice President,	2000	231,223	107,115	25,000	—

Client Services	1999	199,277	95,439	80,000	—

(1)	Mr. George joined AdvancePCS in March 1999.

      The following table sets forth information regarding the stock option grants made by AdvancePCS to the Named Executives during fiscal year 2001. In addition, in accordance with the regulations of the Securities and Exchange Commission, hypothetical gains or “option spreads” that would exist for the respective options are shown. These gains are based on assumed rates of annual stock price appreciation of 5% and 10% from the date the options were granted.

Option Grants In Last Fiscal Year

						Potential Realizable
			Percent of			Value at Assumed
			Total			Annual Rates of
	Number of		Options			Stock Price
	Securities		Granted to			Appreciation For
	Underlying		Employees	Exercise of		Option Term(2)
	Options		in Fiscal	Base Price	Expiration
Name	Granted(1)		Year	($/Sh)	Date	5%($)	10%($)

David D. Halbert	1,000,000	(3)	27.3%	$20.00	7/11/10	$12,580,000	$31,870,000

Jon S. Halbert	250,000	(4)	6.8	20.00	7/11/10	3,145,000	7,967,500

David A. George	250,000	(4)	6.8	20.00	7/11/10	3,145,000	7,967,500

T. Danny Phillips	100,000	(4)	2.7	20.00	7/11/10	1,258,000	3,187,000

Joseph J. Filipek, Jr.	40,000	(4)	1.1	31.17	10/2/10	784,000	1,987,200

	10,000	(5)	.3	34.25	1/18/02	215,400	545,900

(1)	The options reflected in this table were all granted under the AdvancePCS Amended and Restated Incentive Stock Option Plan. The date of grant is 10 years prior to the expiration date listed.

(2)	These amounts represent only certain assumed rates of appreciation based on the grant date value in accordance with the Securities and Exchange Commission’s executive compensation rules. Actual gains, if any, on stock option exercises will depend on future performance of the Class A common stock. No assurance can be given that the values reflected in these columns will be achieved.

(3)	The options vest and become exercisable in cumulative installments of one-fourth of the number of shares of Class A common stock upon the first four anniversaries of the date of grant so long as the officer remains an employee of AdvancePCS or its affiliates on such anniversaries.

(4)	The options vest and become exercisable in cumulative installments of one-fifth of the number of shares of Class A common stock upon the first five anniversaries of the date of grant so long as the officer remains an employee of AdvancePCS or its affiliates on such anniversaries.

(5)	The options were granted on January 11, 2001 and all vest on the first anniversary of the date of grant so long as the officer remains an employee of AdvancePCS or its affiliates on such anniversary.

      The following table summarizes pertinent information concerning the number and value of any options held by the Named Executives at March 31, 2001.

Aggregated Option Exercises in the Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			Fiscal Year-End (#)		Fiscal Year-End ($)

	Shares Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable (1)	Exercisable (2)	Unexercisable (2)

David D. Halbert	153,496	$5,226,378	591,500	1,235,000	$29,285,589	$43,343,735

Jon S. Halbert	223,500	10,076,771	537,000	415,000	26,847,742	15,033,040

David A. George	—	—	100,000	400,000	3,670,700	13,985,300

T. Danny Phillips	—	—	192,000	223,500	9,100,552	8,176,821

Joseph J. Filipek, Jr.	167,500	5,673,875	37,000	133,000	1,444,492	4,482,178

(1)	Upon the consummation of a sale of substantially all of the Class A common stock or assets of AdvancePCS or a merger in which AdvancePCS is not the surviving corporation, the options will vest immediately prior to such transaction.

(2)	The value of the options is based upon the difference between the March 31, 2001 market value of $54.27 per share and the exercise price.

Employment Agreements

      Effective as of July 11, 2000, AdvancePCS entered into a three-year employment agreement with Mr. David D. Halbert to serve as Chairman of the Board and Chief Executive Officer of AdvancePCS. Mr. D. Halbert is entitled to receive an annual base salary of not less than $1 million, subject to an increase based on an annual performance bonus. In addition, the employment agreement grants options for one million shares of AdvancePCS Class A common stock, which vest over four years. In the event that a change of control occurs with respect to AdvancePCS, Mr. D. Halbert is entitled to an aggregate amount of three times his combined then annual salary and target bonus, and all shares or options previously awarded that have not vested automatically become fully vested and exercisable. Further, the employment agreement contains confidentiality, noncompetition and nonsolicitation provisions effective during the term of the employment and for two years after employment has terminated.

      Effective as of October 2, 2000, AdvancePCS entered into three-year employment agreements with the following individuals: (i) Mr. J. Halbert to serve as Vice Chairman and Head of e-Business and Technology and Director; (ii) Mr. George to serve as President and Director; (iii) Mr. Phillips to serve as Chief Financial Officer and Executive Vice President; (iv) Mr. Filipek, Jr. to serve as Executive Vice President, Client Management; (v) Ms. de Mars to serve as Senior Vice President and General Counsel; (vi) Mr. Sanders to serve as Senior Vice President, Strategic Initiatives; (vii) Ms. Johansen to serve as Senior Vice President, Corporate Affairs and Secretary; (viii) Mr. Garling to serve as Senior Vice President, Clinical Operations; (ix) Mr. Mladenovic to serve as Senior Vice President, Trade Relations; and (x) Mr. Sattler to serve as Senior Vice President, Sales. Each of the employment agreements provides that the employee shall receive his/her base salary, respectively, plus grants of incentive stock options to purchase shares of AdvancePCS Class A common stock. Additionally, each of the employees is entitled to participate in any bonus or benefit plans of AdvancePCS. Further, the employment agreements contain confidentiality, noncompetition and nonsolicitation provisions effective during the term of the employment and for one to two years after employment has terminated.

Stock Option Plans

      Amended and Restated Incentive Stock Option Plan.   On July 30, 1993, the Board of Directors and the stockholders of AdvancePCS adopted the Amended and Restated 1993 Incentive Stock Option Plan, also referred to as the Incentive Plan, which provides for the grant of qualified stock options to officers and key employees of AdvancePCS. The purpose of the Incentive Plan is to assist AdvancePCS in attracting and retaining key employees. A total of 9,718,000 shares of Class A common stock has been reserved for issuance under the Incentive Plan. As of July 25, 2001, 338,066 shares of Class A common stock remained available for future grants under the Incentive Plan. The options granted under the Incentive Plan are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code.

      In connection with the merger of Advance Health Care, Inc. with and into AdvancePCS, the Incentive Plan was amended to increase the number of shares reserved for issuance thereunder to 3,719,000 and the Advance Health Care incentive stock option plan was merged with and into the Incentive Plan. Holders of options under the Advance Health Care incentive stock option plan received options to purchase Class A common stock under the Incentive Plan. On October 29, 1998, the stockholders of AdvancePCS approved an amendment to the Incentive Plan, which amendment increased the number of shares reserved for issuance under the Incentive Plan to 4,718,000. On November 10, 1999, the stockholders of AdvancePCS approved an amendment to the Incentive Plan, which amendment increased the number of shares reserved for issuance under the Incentive Plan to 6,718,000. Further, effective December 7, 2000, the Incentive Plan was amended to increase the number of shares reserved for issuance to 9,718,000.

      The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which is comprised of directors who are not participants in the Incentive Plan. Subject to the provisions of the Incentive Plan, the Compensation Committee has the authority to administer the Incentive Plan and determine, among other things, the interpretation of any provision of the Incentive Plan, the eligible employees who are to be granted stock options, the number of shares that may be issued and the option exercise price. In no event will options be granted at prices less than the fair market value of the Class A common stock on the date of grant. No option can be granted for a term of more than ten years.

      Options granted under the Incentive Plan are not transferable other than by will or under the laws of descent and distribution, and are exercisable during the lifetime of the optionee or his guardian or legal representative. Upon termination of the optionee’s employment with AdvancePCS, the period of time during which the stock options are exercisable is restricted to 90 days. The Board of Directors has the right to amend, suspend or terminate the Incentive Plan at any time, but no such action can affect or impair the rights of any optionee under any options granted prior to such action. Certain amendments must be approved by the holders of Class A common stock.

      Advance Clinical Plan.   On December 1, 1993, in connection with an acquisition, the Board of Directors of AdvancePCS adopted a second incentive stock option plan entitled the Advance Clinical Plan, the terms and provisions of which are identical to those of the Incentive Plan. A total of 357,500 shares of Class A common stock were reserved for issuance under this second incentive stock option plan, all of which were issued to employees at the time of the acquisition.

      Amended and Restated 1997 Nonstatutory Stock Option Plan. On May 1, 1997, the Board of Directors and the stockholders of AdvancePCS adopted the Amended and Restated 1997 Nonstatutory Stock Option Plan, also referred to as the Nonstatutory Plan, which provides for the grant of stock options to directors, officers, consultants, advisors and employees of AdvancePCS. The purpose of the Nonstatutory Plan is to advance the interests of AdvancePCS by encouraging stock ownership on the part of certain directors, officers, consultants, advisors and employees, by enabling AdvancePCS to secure and retain the services of highly qualified persons, and by providing such persons with an additional incentive to advance the success of AdvancePCS. A total of 600,000 shares of Class A common stock has been reserved for issuance under the Nonstatutory Plan. As of July 25, 2001, options to purchase 479,090 shares of Class A common stock have been granted thereunder.

      The Nonstatutory Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Nonstatutory Plan, the Compensation Committee has the authority to administer the Nonstatutory Plan and determine, among other things, the interpretation of any provision of the Nonstatutory Plan, the eligible employees who are to be granted stock options and the number of shares which may be issued. Except as otherwise provided in an optionee’s Nonstatutory Stock Option Agreement, the exercise price for each option share will be determined by the Compensation Committee. No option can be granted for a term of more than ten years.

      Options granted under the Nonstatutory Plan may be transferred by the optionee, provided that there is no consideration for such transfer, the optionee remains responsible for employment tax and other withholding taxes associated with the exercise of the options, the optionee notifies AdvancePCS in writing that such transfer has occurred and AdvancePCS approves the transfer documents (which approval will not be unreasonably withheld). Upon termination of the optionee’s service relationship with AdvancePCS as a result of disability or death, the period of time during which the stock options are exercisable by the optionee or his/her estate is restricted to 12 months. However, if the optionee’s service relationship with AdvancePCS is terminated for any other reason, the period of time during which the stock options are exercisable is restricted to 90 days. The Board of Directors has the right to alter, amend, suspend or discontinue the Nonstatutory Plan, or alter or amend any and all option agreements granted thereunder.

Incentive Compensation Plan

      Key employees of AdvancePCS who were employed by Advance Paradigm, Inc. prior to the acquisition are eligible to receive annual incentive-based bonus payments if AdvancePCS meets or exceeds certain predetermined annual performance goals. The bonuses payable under this incentive compensation plan are based on a percentage of each participating employee’s salary. One-half of the bonus is payable upon AdvancePCS meeting the predetermined performance goals, with the other one-half subject to the satisfaction of certain performance goals as determined by management for such individual participant.

      Employees of AdvancePCS who were employed by PCS prior to the acquisition are eligible to receive annual incentive-based bonus payments if AdvancePCS meets or exceeds certain predetermined annual performance goals. The bonuses that are payable under this incentive compensation plan are based on the employee’s position within AdvancePCS as well as AdvancePCS’s performance in relation to certain predetermined annual financial goals.

Corporate Officer Incentive Plan

      We have established a corporate officer incentive plan intended to motivate key executives to achieve the Company’s objectives through incentive cash awards based upon performance goals. The amount of compensation awarded under this plan depends on the organizational performance of the Company. A cash bonus of a percentage of base salary will be paid to each participant for each fiscal year in which the performance goals set by the Compensation Committee are met.

401(k) Plan

      AdvancePCS has established a tax-qualified employee savings and retirement plan, the AdvancePCS Employee Savings Plan, also referred to as the 401(k) Plan. The 401(k) Plan is a defined contribution plan which allows employees to contribute from 1-17% of their salary on a before-tax basis. AdvancePCS matches the employee contributions on a schedule, ranging from $.60-$1.20 of the first six percent of pay, based on the employee’s years of service. The 401(k) Plan contains various investment options, including AdvancePCS Class A common stock. Participants may access their account daily via an 800 number, participant services representatives or a web site. For the fiscal year ended March 31, 2001, AdvancePCS contributed an aggregate of $2,671,250 to the 401(k) Plan.

Compensation of Directors

      Each non-officer director received $2,000 per meeting attended and $1,000 per committee meeting attended during the year ended March 31, 2001. AdvancePCS reimburses directors for out-of-pocket expenses incurred in connection with attending board and committee meetings. Directors are eligible to receive nonstatutory stock options under AdvancePCS’s Nonstatutory Plan. See “Executive Compensation — Stock Option Plans” for a description of such plan.

Compensation Committee Interlocks and Inside Participation

      In fiscal year 2001, decisions with respect to the compensation of AdvancePCS’s executive officers and other employees were made by a Compensation Committee consisting of Dr. Rogers K. Coleman and Messrs. Green and Ware. Dr. Coleman resigned from the board of directors effective July 31, 2000. Subsequent to Dr. Coleman’s resignation and the acquisition of PCS, the Compensation Committee consisted of Messrs. Green, Ware, Miller and Frank. None of the members of the Compensation Committee is an officer of AdvancePCS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of the Class A common stock of AdvancePCS as of July 1, 2001 with respect to (i) each person known by AdvancePCS to own beneficially more than five percent of AdvancePCS’s Class A common stock; (ii) each of AdvancePCS’s directors and Named

Executives; and (iii) all directors and executive officers as a group. Pursuant to the rules of the Securities and Exchange Commission, in calculating percentage ownership, each person is deemed to beneficially own his own shares subject to options exercisable within 60 days after July 1, 2001, but options owned by others (even if exercisable within 60 days) are deemed not to be outstanding shares.

	Beneficial Ownership

	Number	Percentage

Joseph Littlejohn & Levy Fund III, L.P. and certain JLL investors (1)	7,500,000	18.7%

450 Lexington Ave., Suite 350

New York, NY 10017

FMR Corp. (2)	1,707,100	5.2

82 Devonshire Street Boston, MA 02109

Credit Suisse Asset Management, LLC (3)	1,541,008	4.7

466 Lexington Avenue New York, NY 10017

David D. Halbert (4)	1,696,351	5.1

5215 N. O’Connor Boulevard, Suite 1600

Irving, TX 75039

Jon S. Halbert (5)	990,614	3.0

David A. George (6)	153,000	*

T. Danny Phillips (7)	273,000	*

Joseph J. Filipek, Jr. (8)	53,000	*

Stephen L. Green (9)	40,000	*

Michael D. Ware (10)	55,000	*

Jean-Pierre Millon(11)	5,000	*

Paul S. Levy (12)	7,500,000	18.7

Ramsey A. Frank (13)	7,500,000	18.7

Robert G. Miller (14)	5,000	*

David R. Jessick (15)	5,000	*

All directors and executive officers as a group (18 persons) (16)	10,908,644	25.9

*	Less than 1%.

(1)	Consists of 4,207,300 shares of Class A common stock issuable upon conversion of 4,207,300 shares of Class B-1 common stock and 3,292,700 shares of Class A common stock issuable upon conversion of 3,292,700 shares of Class B-1 common stock issuable upon conversion of 65,854 shares of Series A-1 preferred stock.

(2)	Based upon information filed by FMR Corp. with the Securities and Exchange Commission on Schedule 13G on February 14, 2001.

(3)	Based upon information filed by Credit Suisse Asset Management, LLC with the Securities and Exchange Commission on Schedule 13G on February 8, 2001.

(4)	Includes 871,500 shares issuable pursuant to options which are exercisable within 60 days of July 1, 2001. Includes 39,184 shares held by Halbert & Associates, Inc. David D. Halbert may be deemed to beneficially own all of the shares held by Halbert & Associates, Inc. Also includes 63,792 shares of common stock held for the benefit of Mr. D. Halbert’s minor children, as to which Mr. D. Halbert disclaims beneficial ownership.

(5)	Includes 607,000 shares issuable pursuant to options which are exercisable within 60 days of July 1, 2001. Includes 39,184 shares held by Halbert & Associates, Inc. Jon S. Halbert may be deemed to beneficially own all of the shares held by Halbert & Associates, Inc. Also includes 60,726 shares of common stock held for the benefit of Mr. J. Halbert’s minor children, as to which Mr. J. Halbert disclaims beneficial ownership.

(6)	Includes 150,000 shares issuable pursuant to options exercisable within 60 days of July 1, 2001.

(7)	Includes 228,000 shares issuable pursuant to options exercisable within 60 days of July 1, 2001. Also includes 7,500 shares held for the benefit of Mr. Phillips’ minor children.

(8)	Includes 53,000 shares issuable pursuant to options exercisable within 60 days of July 1, 2001.

(9)	Includes 40,000 shares issuable pursuant to options exercisable within 60 days of July 1, 2001.

(10)	Includes 40,000 shares issuable pursuant to options exercisable within 60 days of July 1, 2001.

(11)	Consists of 2,800 shares of Class A common stock issuable upon conversion of 2,800 shares of Class B-1 common stock and 2,200 shares of Class A common stock issuable upon conversion of 2,200 shares of Class B-1 common stock issuable upon conversion of 44 shares of Series A-1 preferred stock.

(12)	Mr. Levy may be deemed to share beneficial ownership of the shares owned of record by JLL by virtue of his status as a managing member of the general partner of JLL. Mr. Levy shares investment and voting power along with the other managing members with respect to securities owned by JLL, but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(13)	Mr. Frank may be deemed to share beneficial ownership of the shares owned of record by JLL by virtue of his status as a managing member of the general partner of JLL. Mr. Frank shares investment and voting power along with the other managing members with respect to securities owned by JLL, but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(14)	Consists of 2,800 shares of Class A common stock issuable upon conversion of 2,800 shares of Class B-1 common stock and 2,200 shares of Class A common stock issuable upon conversion of 2,200 shares of Class B-1 common stock issuable upon conversion of 44 shares of Series A-1 preferred stock.

(15)	Consists of 2,800 shares of Class A common stock issuable upon conversion of 2,800 shares of Class B-1 common stock and 2,200 shares of Class A common stock issuable upon conversion of 2,200 shares of Class B-1 common stock issuable upon conversion of 44 shares of Series A-1 preferred stock.

(16)	Includes 7,539,184 shares beneficially held by entities affiliated with certain directors and officers and includes 2,156,833 shares subject to stock options held by officers and directors exercisable within 60 days of July 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreements

      In connection with the acquisition of PCS, and in consideration for the commitment of Jean-Pierre Millon to assist us during the transitional period, AdvancePCS entered into a consulting agreement with Mr. Millon effective October 2, 2000. The consulting agreement was for a six-month term and entitled Mr. Millon to compensation in the amount of $490,000 in addition to benefits received by our other non-employee directors. In addition, we paid Mr. Millon an amount of $7,155,894 in order to fulfill the requirements under his former employment agreement with PCS. Mr. Millon and his family are entitled to benefits under our employee benefit plans through January 22, 2002. The consulting agreement contains non-competition provisions effective for the term of the consulting agreement and for a period of one year thereafter.

      On June 1, 2001, AdvancePCS entered into a Consulting Services Agreement with Mr. Millon pursuant to which he will assist AdvancePCS in developing international business opportunities and analyze opportunities for AdvancePCS to expand its offerings worldwide. The consulting agreement is for a six-month term and entitles Mr. Millon to compensation in the amount of $25,000 per month. In addition, it contains non-competition provisions effective for the term of the consulting agreement and for one year thereafter outside of the U.S. and for six-months thereafter within the U.S.

Retention Payments

      In connection with the acquisition of PCS, AdvancePCS paid a retention and change in control payment of $1,488,094 to Tom J. Garrity, AdvancePCS’s former executive vice president, financial operations, a retention payment of $1,280,034 to Jeffrey G. Sanders, senior vice president, strategic initiatives, and a retention payment of $256,007 to Ken Zadoorian, AdvancePCS’s former senior vice president, chief human resources, under their employment agreements with PCS.

Stockholders’ Agreement

      On October 2, 2000, AdvancePCS entered into a Stockholders’ Agreement with Rite Aid Corporation, or Rite Aid, and Joseph Littlejohn & Levy Fund III LLP, or JLL, which, among other things, contains certain registration rights, “standstill” provisions and agreements relating to our corporate governance. Under this agreement, Rite Aid and JLL have piggyback registration rights with respect to the Class A common stock issuable upon conversion of the Class B-1 and Class B-2 common stock they own. In addition to piggyback rights, each of the holders of the Class B-1 and Class B-2 common stock have two demand registration rights that may only be used after April 2, 2001. On May 29, 2001, AdvancePCS filed a registration statement registering a total of 7,300,000 shares of Class A common stock to be sold from time to time by AdvancePCS and certain stockholders including JLL.

      AdvancePCS believes that the transactions set forth above were made on terms no less favorable to AdvancePCS than could have been obtained from unaffiliated third parties. All future transactions between AdvancePCS and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to AdvancePCS than could be obtained from unaffiliated third parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (c)   Exhibits.

Exhibit No.		Exhibits

2.1	--	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (incorporated by reference to Exhibit 2.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on July 31, 2000).

2.2	--	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL Fund III (incorporated by reference to Exhibit 2.2 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

3.1	--	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.2	--	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.1	--	Form of Stock Certificate of Class A Common Stock of AdvancePCS (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 14, 2000).

4.2	--	Indenture dated as of March 13, 2001 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.3	--	Registration Rights Agreement dated as of March 13, 2001 by and among AdvancePCS, various guarantors named therein and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Chase Securities, Inc., CIBC World Markets Corp. and Scotia Capital “USA”, Inc. (incorporated by reference to Exhibit 4-3 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.4	--	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.5	--	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.3 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

4.6	--	Warrant Agreement, dated as of September 12, 1996, by and between AdvancePCS and VHA, Inc. (incorporated by reference to Exhibit 4.16 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

4.7	--	Warrant Agreement, dated as of February 26, 1999, by and between AdvancePCS and Foundation Health Systems, Inc. (incorporated by reference to Exhibit 4.1 to AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated April 15, 1999).

4.8	--	Warrant Agreement, dated as of February 25, 1999, by and between AdvancePCS and Arkansas BlueCross BlueShield (incorporated by reference to Exhibit 4.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.9	--	Warrant Agreement, dated as of June 12, 1998, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

Exhibit No.		Exhibits

4.10	--	Warrant Agreement, dated December 10, 1999, by and between AdvancePCS and CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and Capital Care, Inc. (incorporated by reference to Exhibit 4.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.1*	--	Consulting Agreement, effective October 2, 2000, by and between Jean-Pierre Millon and AdvancePCS.

10.2*	--	Consulting Services Agreement, dated June 1, 2001, by and between Jean-Pierre Millon and AdvancePCS.

10.3	--	Amended and Restated Incentive Stock Option Plan (incorporated by reference from AdvancePCS’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.4	--	Amendment Number 1 to Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 3, 2001).

10.5	--	Amended and Restated Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2000).

10.6	--	Corporate Officer Incentive Plan (incorporated by reference from AdvancePCS’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.7	--	Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance Clinical (formerly ParadigM) (incorporated by reference to Exhibit 10.11 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

10.8	--	Amendment to Lease, dated October 19, 1996, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.6 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.9	--	Second Amendment to Lease, dated September 30, 1998, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.7 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.10	--	Third Amendment to Lease, dated December 1, 1999, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.11	--	Fourth Amendment to Lease, dated April 25, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.12	--	Fifth Amendment to Lease, dated December 18, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.13	--	Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and AdvancePCS (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 1999).

10.14	--	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.4 to AdvancePCS’s Form 8-K as filed with the Commission on October 16, 2000).

Exhibit No.		Exhibits

10.15	--	Amendment No. 1 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.13 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.16	--	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, T. Danny Phillips, Joseph J. Filipek, Jr., Susan S. de Mars, Jeffrey G. Sanders, Laura I. Johansen, Andrew C. Garling, Randy Mladenovic and John H. Sattler (incorporated by reference to Exhibit 10.5 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

10.17	--	Employment Agreement dated as of July 11, 2000, by and between AdvancePCS and David D. Halbert (incorporated by reference to Exhibit 10.15 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.18	--	Sublease, dated December 16, 1999, by and between TIG Insurance Company and AdvancePCS (incorporated by reference to Exhibit 10.16 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.19	--	Lease Agreement, dated April 30, 2000, by and between Cardinal Technology Center II, Inc. and AdvancePCS, as amended by the First Amendment to the Lease Agreement dated June 19, 2000, the Second Amendment to the Lease Agreement dated September 15, 2000 and the Third Amendment to the Lease Agreement dated March 2001 (incorporated by reference to Exhibit 10.17 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.20	--	Lease Agreement, dated March 26, 1996, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services, Inc., as amended by the Amendment to the Lease Agreement, dated June 9, 1999, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services of Fort Worth, Inc. (incorporated by reference to Exhibit 10.18 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.21	--	Lease Agreement, effective September 30, 2000, by and between DRUG (AZ) QRS 14-42, Inc. and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.22	--	Office Lease, dated April 18, 1997, by and between 9060 East Via Linda Co. Ltd. Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.20 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.23	--	Lease Agreement, dated August 6, 1993, by and between MEPC American Properties, Inc. and McKesson Corporation, as amended by the First Lease Amendment, dated November 1999, by and between Duke-Weeks Realty Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.24	--	Office Lease, dated May 18, 1999, by and between Signature Services and AdvancePCS, as amended by the First Amendment to the Lease, dated October 28, 1999 by and between Signature Services and AdvancePCS, the Second Amendment to the Lease, dated November 30, 1999, by and between Signature Services, Inc. and AdvancePCS, the Third Amendment to Lease, dated March 23, 2000, by and between Signature Services and AdvancePCS and the Fourth Amendment to the Lease, by and between North Parkcenter LLC and AdvancePCS (incorporated by reference to Exhibit 10.22 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

11.1	--	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

Exhibit No.		Exhibits

21.1	--	Subsidiaries of AdvancePCS (incorporated by reference to Exhibit 21.1 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

24	--	Power of Attorney (incorporated by reference to the signature page to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AdvancePCS has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2001	ADVANCEPCS

By:	/s/ David D. Halbert David D. Halbert Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AdvancePCS and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Halbert David D. Halbert	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 27, 2001

* Jon S. Halbert	Vice Chairman, e-Business & Technology and Director	July 27, 2001

* David A. George	President and Director	July 27, 2001

* T. Danny Phillips	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2001

*	Director	July 27, 2001

Ramsey A. Frank

*	Director	July 27, 2001

Stephen L. Green

*	Director	July 27, 2001

David R. Jessick

* Paul S. Levy	Director	July 27, 2001

* Robert G. Miller	Director	July 27, 2001

* Jean Pierre Millon	Director	July 27, 2001

* Michael D. Ware	Director	July 27, 2001

*By: /s/ David D. Halbert David D. Halbert Attorney-in-Fact		July 27, 2001

Exhibit Index

Exhibit No.		Exhibits

2.1	--	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (incorporated by reference to Exhibit 2.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on July 31, 2000).

2.2	--	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL Fund III (incorporated by reference to Exhibit 2.2 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

3.1	--	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.2	--	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.1	--	Form of Stock Certificate of Class A Common Stock of AdvancePCS (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 14, 2000).

4.2	--	Indenture dated as of March 13, 2001 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.3	--	Registration Rights Agreement dated as of March 13, 2001 by and among AdvancePCS, various guarantors named therein and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Chase Securities, Inc., CIBC World Markets Corp. and Scotia Capital “USA”, Inc. (incorporated by reference to Exhibit 4-3 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.4	--	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.5	--	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.3 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

4.6	--	Warrant Agreement, dated as of September 12, 1996, by and between AdvancePCS and VHA, Inc. (incorporated by reference to Exhibit 4.16 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

4.7	--	Warrant Agreement, dated as of February 26, 1999, by and between AdvancePCS and Foundation Health Systems, Inc. (incorporated by reference to Exhibit 4.1 to AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated April 15, 1999).

4.8	--	Warrant Agreement, dated as of February 25, 1999, by and between AdvancePCS and Arkansas BlueCross BlueShield (incorporated by reference to Exhibit 4.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.9	--	Warrant Agreement, dated as of June 12, 1998, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

Exhibit No.		Exhibits

4.10	--	Warrant Agreement, dated December 10, 1999, by and between AdvancePCS and CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and Capital Care, Inc. (incorporated by reference to Exhibit 4.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.1*	--	Consulting Agreement, effective October 2, 2000, by and between Jean-Pierre Millon and AdvancePCS.

10.2*	--	Consulting Services Agreement, dated June 1, 2001, by and between Jean-Pierre Millon and AdvancePCS.

10.3	--	Amended and Restated Incentive Stock Option Plan (incorporated by reference from AdvancePCS’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.4	--	Amendment Number 1 to Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 3, 2001).

10.5	--	Amended and Restated Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2000).

10.6	--	Corporate Officer Incentive Plan (incorporated by reference from AdvancePCS’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.7	--	Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance Clinical (formerly ParadigM) (incorporated by reference to Exhibit 10.11 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

10.8	--	Amendment to Lease, dated October 19, 1996, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.6 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.9	--	Second Amendment to Lease, dated September 30, 1998, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.7 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.10	--	Third Amendment to Lease, dated December 1, 1999, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.11	--	Fourth Amendment to Lease, dated April 25, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.12	--	Fifth Amendment to Lease, dated December 18, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.13	--	Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and AdvancePCS (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 1999).

10.14	--	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.4 to AdvancePCS’s Form 8-K as filed with the Commission on October 16, 2000).

Exhibit No.		Exhibits

10.15	--	Amendment No. 1 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.13 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.16	--	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, T. Danny Phillips, Joseph J. Filipek, Jr., Susan S. de Mars, Jeffrey G. Sanders, Laura I. Johansen, Andrew C. Garling, Randy Mladenovic and John H. Sattler (incorporated by reference to Exhibit 10.5 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

10.17	--	Employment Agreement dated as of July 11, 2000, by and between AdvancePCS and David D. Halbert (incorporated by reference to Exhibit 10.15 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.18	--	Sublease, dated December 16, 1999, by and between TIG Insurance Company and AdvancePCS (incorporated by reference to Exhibit 10.16 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.19	--	Lease Agreement, dated April 30, 2000, by and between Cardinal Technology Center II, Inc. and AdvancePCS, as amended by the First Amendment to the Lease Agreement dated June 19, 2000, the Second Amendment to the Lease Agreement dated September 15, 2000 and the Third Amendment to the Lease Agreement dated March 2001 (incorporated by reference to Exhibit 10.17 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.20	--	Lease Agreement, dated March 26, 1996, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services, Inc., as amended by the Amendment to the Lease Agreement, dated June 9, 1999, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services of Fort Worth, Inc. (incorporated by reference to Exhibit 10.18 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.21	--	Lease Agreement, effective September 30, 2000, by and between DRUG (AZ) QRS 14-42, Inc. and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.22	--	Office Lease, dated April 18, 1997, by and between 9060 East Via Linda Co. Ltd. Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.20 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.23	--	Lease Agreement, dated August 6, 1993, by and between MEPC American Properties, Inc. and McKesson Corporation, as amended by the First Lease Amendment, dated November 1999, by and between Duke-Weeks Realty Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

10.24	--	Office Lease, dated May 18, 1999, by and between Signature Services and AdvancePCS, as amended by the First Amendment to the Lease, dated October 28, 1999 by and between Signature Services and AdvancePCS, the Second Amendment to the Lease, dated November 30, 1999, by and between Signature Services, Inc. and AdvancePCS, the Third Amendment to Lease, dated March 23, 2000, by and between Signature Services and AdvancePCS and the Fourth Amendment to the Lease, by and between North Parkcenter LLC and AdvancePCS (incorporated by reference to Exhibit 10.22 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

11.1	--	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

Exhibit No.		Exhibits

21.1	--	Subsidiaries of AdvancePCS (incorporated by reference to Exhibit 21.1 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

24	--	Power of Attorney (incorporated by reference to the signature page to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated June 29, 2001).

*	Filed herewith