Form 10-Q
period 2001-06-30
ADVANCEPCS
filed 2001-08-14
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission File Number: 0-21447

AdvancePCS
(Exact name of registrant as specified in its charter)

Delaware	75-2493381
(State of Incorporation)	(IRS Employer Identification Number)

5215 North O’Connor, Suite 1600, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

      As of August 13, 2001, the registrant had (1) 34,400,788 shares of Class A common stock, $.01 par value outstanding, (2) 3,185,917 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 100 shares of Class B-2 common stock, $.01 par value, outstanding.

AdvancePCS and Subsidiaries

AdvancePCS and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except share data)	March 31, 2001	June 30, 2001

ASSETS

Current assets:

Cash and cash equivalents	$110,048	$149,975

Accounts receivable, net of allowance for doubtful accounts of $18,840 and $23,287, respectively	1,055,927	1,094,215

Inventories, net	34,814	36,321

Prepaid expenses and other	11,920	12,572

Total current assets	1,212,709	1,293,083

Noncurrent assets:

Property and equipment, net of accumulated depreciation and amortization of $37,720 and $44,331, respectively	96,640	97,137

Goodwill, net	1,282,192	1,192,036

Intangible assets, net	382,937	376,720

Other assets	29,285	28,997

Total assets	$3,003,763	$2,987,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$15,250	$19,000

Claims and accounts payable	1,382,458	1,431,590

Accrued salaries and benefits	23,871	16,254

Other accrued expenses	90,524	111,725

Total current liabilities	1,512,103	1,578,569

Noncurrent liabilities:

Long-term debt, net of current portion	829,750	812,187

Deferred income taxes	238,419	145,712

Other noncurrent liabilities	17,788	30,885

Total liabilities	2,598,060	2,567,353

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized:

Series A-1 convertible preferred stock, $.01 par value; 65,854 shares issued and outstanding	1	1

Series A-2 convertible preferred stock, $.01 par value; no shares issued and outstanding,	—	—

Common stock, $.01 par value; 100,000,000 shares authorized:

Class A common stock, $.01 par value; 32,282,307 and 32,531,706 shares issued and outstanding	322	325

Class B-1 common stock, $.01 par value; 4,207,300 shares issued and outstanding	42	42

Class B-2 common stock, $.01 par value; 100 shares issued and outstanding	—	—

Additional paid-in capital	351,622	354,125

Accumulated other comprehensive loss	(3,849)	(16,597)

Retained earnings	57,565	82,724

Total stockholders’ equity	405,703	420,620

Total liabilities and stockholders’ equity	$3,003,763	$2,987,973

See accompanying notes to financial statements.

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,

	2000	2001

Revenues	$553,214	$3,147,894

Cost of operations:

Cost of revenues	531,034	3,040,787

Selling, general and administrative expenses	11,849	45,384

Non-recurring	—	854

Total cost of operations	542,883	3,087,025

Operating income	10,331	60,869

Interest income	350	1,579

Interest expense	(1,130)	(20,878)

Income before income taxes	9,551	41,570

Provision for income taxes	(3,616)	(16,411)

Net income	$5,935	$25,159

Basic

Net income per share	$0.24	$0.68

Weighted average shares outstanding	25,037,466	36,739,006

Diluted

Net income per share	$0.22	$0.55

Weighted average shares outstanding	26,978,526	45,809,123

See accompanying notes to financial statements.

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Three Months Ended June 30,

	2000	2001

Cash flows from operating activities:

Net income	$5,935	$25,159

Adjustments to reconcile net income to net cash provided by operating activities -

Depreciation and amortization	3,102	9,117

Provision for doubtful accounts and reserves	6	5,986

Deferred income taxes	—	1,693

Change in certain assets and liabilities -

Accounts receivable	(703)	(43,104)

Inventories	(323)	(1,507)

Prepaid expenses and other assets	355	(666)

Claims and accounts payable, accrued expenses and other noncurrent liabilities	3,816	61,944

Net cash provided by operating activities	12,188	58,622

Cash flows from investing activities:

Purchase of property and equipment	(7,191)	(6,885)

Net cash used in investing activities	(7,191)	(6,885)

Cash flows from financing activities:

Distributions to former FFI owners	(3,670)	—

Net proceeds from issuance of Common Stock	98	2,300

Deferred financing costs	—	(298)

Proceeds from long-term obligations	8,000	13,000

Payments on long-term obligations	(8,000)	(26,812)

Net cash used in financing activities	(3,572)	(11,810)

Increase in cash	1,425	39,927

Cash and cash equivalents, beginning of period	55,243	110,048

Cash and cash equivalents, end of period	$56,668	$149,975

See accompanying notes to financial statements.

AdvancePCS and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements have been prepared by AdvancePCS in accordance with accounting principles generally accepted in the United States for interim financial information in the form prescribed by the Securities and Exchange Commission, or Commission, in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of AdvancePCS’s management, the June 30, 2001 and 2000 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Form 10-K of AdvancePCS for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future period.

      The accompanying condensed consolidated financial statements have been restated, in accordance with APB Opinion No. 16, to give retroactive effect, for all periods presented, to the combination of AdvancePCS and First Florida International Holdings, Inc. and its affiliated companies (“FFI”) on July 5, 2000, which has been accounted for as a pooling of interests. See Note 3.

      In July 2001, Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company (“AdvancePCS”, or “Advance” prior to October 2, 2000) has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of April 1, 2001. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than March 31, 2002. Early application of SFAS No. 141 and 142 is permitted for non calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of its first quarter of fiscal year 2002. See Note 2.

      In June 1998, Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS No. 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective beginning in fiscal year March 31, 2002. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We have declared these agreements hedges in accordance with SFAS No. 133, as amended, and have recognized the fair value of these financial instruments in the consolidated balance sheet effective April 1, 2001 upon adoption of SFAS No. 133. These instruments have been marked to market at June 30, 2001 with the adjustment recognized as a component of other comprehensive loss in stockholders’ equity. The fair value of our interest rate swaps, a liability of $12,748,000 at June 30, 2001, was based upon quoted market prices. Under SFAS No. 133, we have recorded a transition liability of $12,748,000 and a charge to other comprehensive loss in the three months ended June 30, 2001.

Changes in Revenue Recognition

      Advance purchased PCS Holding Corporation (“PCS”) on October 2, 2000 and has included this business in our consolidated results of operations since that date. The Company changed its revenue recognition policy to conform the different policies used by Advance and PCS. Historically, PCS had recorded its claims processing fees on a net basis. The Company has conformed Advance and PCS policies and reports claims processing fees on a gross basis in the statements of operations. The change in policy results in higher revenues and an equal increase in the cost of revenues. In addition, the historical statements of operations of the Company have been revised to recognize clinical service fees net in revenues in accordance with the Company’s current policy that conforms Advance’s policy to the policy previously followed by PCS. Prior to October 2, 2000, the Company recognized the entire amount of the rebate, including the service fee, in revenues and the portion of the rebate paid to plan sponsors in cost of revenues. The change in policy resulted in lower revenues and an equal decrease in cost of revenues. These changes had no effect on gross profit or operating income.

Use of Estimates

      Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As of June 30, 2001 and for the three month period then ended, the Company had made significant estimates of the purchase price, fair market value of the assets acquired and liabilities assumed in the PCS acquisition; clinical service revenues and costs; reserves for uncollectable accounts and contract losses; and the value of our investment in Consumer Health Interactive, among others. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

2. Amortization of Goodwill

      The Company has adopted SFAS No. 142 effective April 1, 2001. The Company has two reporting units of goodwill, its pharmacy benefit management (PBM) acquisitions and Baumel-Eisner (a clinical trials company). Under SFAS No. 142 goodwill is no longer amortized. In addition, certain identified intangibles with indefinite lives are also not amortized. Amortization expense for the three months ended June 30, 2001 was $2,575,000 which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years intangible amortization expense relating to these identified intangibles will be $10,301,000. Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. We have reclassified this asset to goodwill. The intangible asset established for trade name is deemed to have an indefinite life and is no longer amortized in accordance with SFAS No. 142 because the trade name is expected to generate cashflows indefinitely. The effect of the adoption of SFAS No. 142 as of April 1, 2001 and June 30, 2001 is summarized in the following table:

	April 1, 2001		June 30, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)		(in thousands)
Goodwill:

PBM Services	$1,197,335	$(27,200)	$1,197,335	$(27,200)

Baumel Eisner	24,156	(2,255)	24,156	(2,255)

Total	$1,221,491	$(29,455)	$1,221,491	$(29,455)

Intangible assets with indefinite lives as of April 1, 2001:

Trade name	$106,600	$(1,333)	$106,600	$(1,333)

Intangible assets with finite lives:

Customer Base	$265,600	$(4,427)	$265,600	$(6,640)

Contracts	7,000	(933)	7,000	(1,050)

Other	7,400	(612)	7,400	(857)

Total	$280,000	(5,972)	$280,000	$(8,547)

Deferred taxes	$147,654	$(2,424)	$147,654	$(3,377)

      As required by SFAS No. 142 the results for the prior year’s quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended June 30, 2000.

		Three Months
		Ended June 30,
		2000

		(in thousands)
Reported net income		$5,935

Add back:	Goodwill amortization (net of tax)	612

	Intangible amortization	—

Adjusted net income		$6,547

Basic net income per share:

	Reported net income	$0.24

	Adjusted net income	$0.26

Diluted net income per share:

	Reported net income	$0.22

	Adjusted net income	$0.24

3. Acquisitions

      Effective October 1, 2000, Advance acquired all of the equity of PCS. The aggregate purchase price paid by Advance was approximately $1.0 billion, of which Advance paid Rite Aid Corporation (“Rite Aid”), the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in Advance convertible preferred stock. The senior subordinated notes were paid in full in March 2001 through proceeds obtained from the issuance of $200 million in 8½% Senior Notes due

2008.   The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph, Littlejohn & Levy, Inc. (“JLL”). The acquisition of PCS has been accounted for using the purchase method of accounting. The Company incurred approximately $50 million in acquisition costs. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill.

      The following unaudited pro forma information presents the results of operations of the Company as if the PCS acquisition had taken place at the beginning of the period presented and excludes the effect of the changes in goodwill and intangibles in accordance with SFAS No. 141 and No. 142 (in thousands, except per share amounts):

Three Months
Ended June 30,
2000

Revenues	$2,707,971

Net income	3,099

Net income per share:

Basic	$0.11

Diluted	$0.08

      On July 5, 2000, Advance completed a merger with FFI.   The Company issued 3.5 million shares of its common stock in exchange for all the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows as though FFI had always been a part of the Company. Total combination related costs and provisions were approximately $1,200,000 and reflected as an expense in the second fiscal quarter of 2001.

      The table below presents a reconciliation of revenues and net income (in thousands) as reported in the consolidated statements of operations with those previously reported by the Company. The references to Advance in this table are to the Company’s historical operating results prior to the merger with FFI and excludes the effect of the changes in goodwill and intangibles in accordance with SFAS No. 141 and No. 142.

Three Months
Ended June 30,
2000

Revenues:

Advance	$530,101

FFI	23,113

Total supplemental consolidated revenues	$553,214

Net income:

Advance	$5,900

FFI	35

Total supplemental consolidated net income	$5,935

4. Net Income Per Share

      Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed in the same manner as basic net income per share but includes the number of additional common shares that would have been outstanding for the period if the other dilutive securities had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are outstanding stock options and stock warrants, all calculated under the “treasury stock” method in accordance with SFAS No. 128 “Earnings Per Share.” In addition, in the quarter ended June 30, 2001, our preferred stock is convertible at the discretion of the holders into 3,292,700 shares of Class A common stock and is included in the diluted weighted average share calculation.

5. Income Taxes

      In the three months ended June 30, 2000, our income tax expense approximated an effective tax rate of 38%. In the three months ended June 30, 2001, our effective tax rate was approximately 39%. The higher rate in 2001 resulted from the acquisition of PCS with slightly higher associated state tax rates.

6. Recent Announcements

      On June 18, 2001, the Company announced the launch of AdvancePCS SpecialtyRx to provide health care for patients using injectable and other expensive, high-technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. The Company entered into a definitive agreement to acquire the outstanding common stock of TheraCom, Inc. (“TheraCom”), a specialty pharmacy and distribution company located in Bethesda, Maryland. Also, the Company established a joint venture with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. AdvancePriority SpecialtyRx will begin immediately utilizing the existing infrastructures of both companies. AdvancePCS owns 51% of the venture and Priority Healthcare Corp. owns 49%.

      Effective August 1, 2001 the Company completed the acquisition of 100% of the equity of TheraCom. The aggregate purchase price paid by the Company was 629,096 shares of Class A common stock. An additional 192,003 shares of Class A common stock were placed in escrow. In addition, the Company paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition will be accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom will be recorded as a separate segment of goodwill and not amortized. The acquisition of TheraCom allows the Company to enter the specialty pharmacy and distribution business. As a result of the acquisition, the Company expects to be able to offer specialty products to our existing customers. Unaudited pro forma financial information is not presented since TheraCom is not a material business combination for the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations – AdvancePCS

      The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS. Historical revenues for AdvancePCS have been classified to reflect adoption of consistent revenue presentation policies as described in “Note 1 to Condensed Consolidated Financial Statements – Changes in Revenue Recognition.”

	Three Months Ended June 30,

	2000	2001

	(in thousands)
Revenues:

Data services	$467,852	$2,677,524

Mail services	53,214	335,647

Clinical and other services	32,148	134,723

Total revenues	553,214	3,147,894

Gross profit	22,180	107,107

Selling, general, and administrative expenses	11,849	45,384

Operating income	10,331	60,869

Net income	$5,935	$25,159

Historical AdvancePCS:

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Revenues.   Our revenues for the three months ended June 30, 2001 increased by $2.6 billion, or 469%, compared to revenues for the three months ended June 30, 2000. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $2.2 billion, or 85%, of the increase in revenues was attributable to data services and a 395% increase in the number of pharmacy claims processed during the period. Claims processed increased from 23 million in the three months ended June 30, 2000 to 113 million for the three months ended June 30, 2001. Approximately 11% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 470% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 452,000 in the three months ended June 30, 2000 to 2.6 million for the three months ended June 30, 2001. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services, as well as clinical trials.

      Gross profit.   Our gross profit for the three months ended June 30, 2001 increased by $84.9 million, or 383%, compared to the same period in 2000. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.4% in the three months ended June 30, 2001 and 4.0% in the same period in 2000. The decrease was primarily due to an increase in data services revenues from the PCS acquisition, which have lower percentage margins than other services.

      Selling, general and administrative expenses.   Our selling, general and administrative expenses for the three months ended June 30, 2001 increased by $33.5 million, or 283% compared to the same period in 2000. This increase is due largely to the acquisition of PCS. Selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for the three months ended June 30, 2000 to 1.4% in the same period in 2001 as the result of greater economies of scale and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses.

      Non-recurring charges.   The non-recurring charge of $854,000 ($521,000 after taxes, or $0.01 per diluted share) primarily represents additional severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to June 30, 2001. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges in future quarters.

      Interest income and interest expense.   Interest expense, net of interest income, for the three months ended June 30, 2001 increased $18.5 million compared to the same period in 2000. The increase resulted from the acquisition of PCS, which was partially funded by approximately $800 million in debt.

      Income taxes.   For the three months ended June 30, 2001 our effective tax rate was approximately 39%. For the three months ended June 30, 2000 our recorded income tax expense approximated an effective tax rate of 38%. The higher rate in 2001 resulted from the acquisition of PCS with slightly higher associated state tax rates.

      Diluted net income per share.   We reported diluted net income per share of $0.55 per share for the three months ended June 30, 2001 compared to $0.22 per share for the same period in 2000. The weighted average shares outstanding were 27.0 million and 45.8 million for the three months ended June 30, 2000 and 2001, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding.

Pro Forma Results of Operations for PCS Acquisition

      The following table sets forth certain pro forma, unaudited financial data for the PCS acquisition. Historical revenues for Advance and PCS have been revised to reflect adoption of consistent revenue recognition policies as described in “Note 1 to Condensed Consolidated Financial Statements – Changes in Revenue Recognition.”

	Three Months Ended
	June 30,

	2000 (1)	2001 (2)

	(in thousands)
Revenues:

Data services	$2,328,098	$2,677,524

Mail services	266,696	335,647

Clinical and other services	113,177	134,723

Total revenues	2,707,971	3,147,894

Gross profit	81,897	107,107

Selling, general, and administrative expenses	54,098	45,384

Operating income	27,799	60,869

(1)	Operating income would have been $39,486,000 and selling, general and administrative expenses would have been $42,411,000 if SFAS No. 142 had been adopted for the three-month period ending June 30, 2000.

(2)	Actual AdvancePCS results for the three-month period ending June 30, 2001.

Pro Forma AdvancePCS:

Actual Three Months Ended June 30, 2001 Compared to Pro Forma Three Months Ended June 30, 2000

      Revenues.   Our revenues for the three months ended June 30, 2001 increased by $439.9 million, or 16%, compared to the pro forma revenues for the three months ended June 30, 2000. Approximately $349.5 million, or 79%, of the increase in revenues was attributable to data services and an 8.4% increase in the number of pharmacy claims processed during the period. Claims processed increased from 104 million in the pro forma three months ended June 30, 2000 to 113 million for the three months ended June 30, 2001. Approximately 16% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 16% increase in the number of mail prescriptions dispensed. The remaining 5% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

      Gross profit.   Our gross profit for the three months ended June 30, 2001 increased by $25.2 million, or 30.8%, compared to the same period in 2000 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the two PCS mail facilities. The improvement resulted from an overall decrease in headcount in the mail facilities and the call centers despite a 16% growth in prescriptions filled. As a percentage of revenues, gross profit was approximately 3.4% in the three months ended June 30, 2001, compared to 3.0% in the same period in 2000 on a pro forma basis.

      Selling, general and administrative expenses.   Our selling, general and administrative expenses for the three months ended June 30, 2001 decreased by $8.7 million, or 16.1%, compared to the same period in 2000 on a pro forma basis. Selling, general and administrative expenses as a percentage of revenues decreased from 2.0% for the three months ended June 30, 2000 on a pro forma basis to 1.4% in the same period in 2001. If SFAS No. 142 had been adopted for the three months ended June 30, 2000, selling, general and administrative expenses would have been 1.6% of revenues.

      Non-recurring charges.   The non-recurring charge of $854,000 ($521,000 after taxes, or $0.01 per diluted share) primarily represents additional severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to June 30, 2001. We expect to consolidate certain operations in connection with the integration of PCS, which will result in additional non-recurring charges in future quarters.

      Operating income.   Our operating income increased by $33.1 million, or 119% for the three months ended June 30, 2001 compared to the same period in 2000 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and PCS’s headcount and costs as a percentage of revenues declined.

Liquidity and Capital Resources

      As of June 30, 2001, we had a working capital deficit of $285.5 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our revolving credit facility, which results in a net deficit in working capital. Our net cash provided by operating activities was $58.6 million for the three months ended June 30, 2001 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the three months ended June 30, 2001, we used cash of $6.9 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

      Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 1999, 2000, 2001, and for the three months ended June 30, 2001, our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds.

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

Recent Accounting Pronouncements

      In July 2001, Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of April 1, 2001. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than March 31, 2002. Early application of SFAS No. 141 and 142 is permitted for non calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of its first quarter of fiscal year 2002. See Note 2 to the condensed consolidated financial statements.

      In June 1998, Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS No. 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective beginning in fiscal year March 31, 2002. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We have declared these agreements hedges in accordance with SFAS No. 133, as amended, and have recognized the fair value of these financial instruments on the balance sheet effective April 1, 2001 upon adoption of SFAS No. 133. These instruments will be marked to market at each reporting date with the adjustment recognized as a component of other comprehensive income (loss) in stockholders’ equity. The fair value of our interest rate swaps, a liability of $12,748,000 at June 30, 2001, was based upon quoted market prices. Under SFAS No. 133, we have recorded a transition liability of $12,748,000 and a charge to other comprehensive loss in the three months ended June 30, 2001.

Impact of Inflation

      Changes in prices charged by manufacturers and wholesalers for pharmaceuticals we dispense affect our cost of revenues. Historically, we have been able to pass the effect of such price changes to our customers under the terms of our agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected us.

Subsequent Acquisition

      On June 18, 2001, the Company announced the launch of AdvancePCS SpecialtyRx to provide health care for patients using injectable and other expensive, high-technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. The Company entered into a definitive agreement to acquire the outstanding common stock of TheraCom, Inc., a specialty pharmacy and distribution company located in Bethesda, Maryland. Also, the Company established a joint venture with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. AdvancePriority SpecialtyRx will begin immediately utilizing the existing infrastructures of both companies. AdvancePCS owns 51% of the venture and Priority Healthcare Corp. owns 49%.

      Effective August 1, 2001 the Company completed the acquisition of 100% of the equity of TheraCom. The aggregate purchase price paid by the Company was 629,096 shares of Class A common stock. An additional 192,003 shares of Class A common stock were placed in escrow. In addition, the Company paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition will be accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom will be recorded as goodwill and not amortized. Unaudited pro forma financial information is not presented since TheraCom is not a material business combination for the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Bank of America, N.A. would affect the rate at which we could borrow funds under our credit facilities.

      We have entered into interest rate protection agreements (“interest rate swaps” – see Note 1 to the condensed consolidated financial statements) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments.

      Interest rate risk is monitored on the basis of changes in interest rates, in particular, changes in the three month LIBOR rate. As of June 30, 2001 the Company has $200 million of 8 1/2 % Senior Notes and $631 million in bank debt. The interest on the bank debt is calculated based upon a margin over LIBOR. Since the Company has interest rate protection agreements for $400 million, an additional $231 million is subject to changes in interest rates. A 10 basis point change in interest rates would affect net income by approximately $35,000 for a three month period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Form 10-K, as amended, under the caption “Risk Factors,” as well as the following:

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

      Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this Form 10-Q. We assume no obligation to update or revise them or provide reasons why actual results may differ.

PART II. OTHER INFORMATION

Item 1 - 5

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

Exhibit No.		Exhibits

2.1*	--	Stock Purchase Agreement dated as of June 18, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I.

2.2*	--	Purchase Agreement Amendment dated July 25, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I.

3.1	--	Second Amended and Restated Certificate of Incorporation of AdvancePCS (filed as Exhibit 99.1 to our Form 8-K filed with the Commission on December 11, 2000 and incorporated herein by reference).

3.2	--	Second Amended and Restated Bylaws of AdvancePCS (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.1*	--	Amendment No. 2 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

*	Filed herewith.

      (b)   Reports on Form 8-K.

      On May 29, 2001, we filed a Form 8-K for the following two purposes. One was the announcement of the Company’s revenue and earnings for FY2001 fourth quarter and full year. The other purpose was the announcement of the Company’s intention to file a registration statement with the Securities and Exchange Commission registering an aggregate of 7,300,000 shares of Class A common stock to be sold from time to time by the Company and various selling stockholders.

      On June 18, 2001, we filed a Form 8-K announcing the launch of AdvancePCS SpecialtyRx. In connection with the launch of this specialty pharmacy business, the Company has, among other things, entered into a definitive agreement to acquire TheraCom, Inc, a specialty pharmacy provider based in Bethesda, Maryland and a wholly-owned subsidiary of Dresing-Leirman, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCEPCS (Registrant)

Date: August 13, 2001	By:	/s/ David D. Halbert David D. Halbert Chairman of the Board and Chief Executive Officer

Date: August 13, 2001	By:	/s/ Danny Phillips Danny Phillips Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Exhibits

2.1*	--	Stock Purchase Agreement dated as of June 18, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I.

2.2*	--	Purchase Agreement Amendment dated July 25, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I.

3.1	--	Second Amended and Restated Certificate of Incorporation of AdvancePCS (filed as Exhibit 99.1 to our Form 8-K filed with the Commission on December 11, 2000 and incorporated herein by reference).

3.2	--	Second Amended and Restated Bylaws of AdvancePCS (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on October 16, 2000 and incorporated herein by reference).

10.1*	--	Amendment No. 2 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

*	Filed herewith.