Form 10-Q
period 2001-09-30
ADVANCEPCS
filed 2001-11-14
CIK 1012956

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


                               5215 NORTH O'CONNOR
                                   SUITE 1600
                               IRVING, TEXAS 75039
                    (Address of principal executive offices)

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

                                 YES [X] NO [ ]

         As of November 13, 2001, the registrant had (1) 79,223,096 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

                           ADVANCEPCS AND SUBSIDIARIES

                       INDEX TO QUARTERLY REPORT FORM 10-Q


PART I.        FINANCIAL INFORMATION                                                                         PAGE
               Item 1.    Financial Statements
                          A.   Condensed Consolidated Balance Sheets as of March 31, 2001 and
                               September 30, 2001 .........................................................    1
                          B.   Condensed Consolidated Statements of Operations for the Three Months and
                               Six Months Ended September 30, 2000 and 2001 ...............................    2
                          C.   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                               September 30, 2000 and 2001 ................................................    3
                          D.   Notes to Condensed Consolidated Financial Statements .......................    4
               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations ......................................................................    9
               Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................   16
PART II.       OTHER INFORMATION ..........................................................................   18
SIGNATURES ................................................................................................   20


                           ADVANCEPCS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

(in thousands except share data)                                                MARCH 31, 2001      SEPTEMBER 30, 2001
                                                                              ------------------    ------------------
                                 ASSETS
Current assets:
   Cash and cash equivalents ..............................................   $          110,048    $          113,540
   Accounts receivable, net of allowance for doubtful accounts of
     $18,840 and $25,562, respectively ....................................            1,055,927             1,056,321
   Inventories, net .......................................................               34,814                52,244
   Prepaid expenses and other .............................................               11,920                11,719
                                                                              ------------------    ------------------
     Total current assets .................................................            1,212,709             1,233,824
Noncurrent assets:
   Property and equipment, net of accumulated depreciation and
      amortization of $37,720 and $51,085, respectively ...................               96,640               104,803
   Goodwill, net ..........................................................            1,282,192             1,245,949
   Intangible assets, net .................................................              382,937               379,394
   Other assets ...........................................................               27,372                53,666
                                                                              ------------------    ------------------
     Total assets .........................................................   $        3,001,850    $        3,017,636
                                                                              ==================    ==================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ......................................   $           15,250    $            2,558
   Claims and accounts payable ............................................            1,382,458             1,383,680
   Accrued salaries and benefits ..........................................               23,870                28,880
   Other accrued expenses .................................................               90,524               123,487
                                                                              ------------------    ------------------
     Total current liabilities ............................................            1,512,102             1,538,605
Noncurrent liabilities:
   Long-term debt, net of current portion .................................              829,750               501,990
   Deferred income taxes ..................................................              237,673               147,875
   Other noncurrent liabilities ...........................................               17,788                38,512
                                                                              ------------------    ------------------
     Total liabilities ....................................................            2,597,313             2,226,982
                                                                              ------------------    ------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized:
     Series A-1 convertible preferred stock, $.01 par value; 65,854
       and 0 shares issued and outstanding respectively ...................                    1                    --
     Series A-2 convertible preferred stock, $.01 par value; no shares
       issued and outstanding .............................................                   --                    --
   Common stock, $.01 par value; 200,000,000 shares authorized:
     Class A common stock, $.01 par value; 64,564,614 and 78,564,894
       shares issued and outstanding respectively .........................                  646                   786
     Class B-1 common stock, $.01 par value; 8,414,600 and 12,913,334
       shares issued and outstanding respectively .........................                   84                   129
     Class B-2 common stock, $.01 par value;  200 shares issued and
       outstanding ........................................................                   --                    --
   Additional paid-in capital .............................................              351,256               703,486
   Accumulated other comprehensive loss ...................................               (3,849)              (23,552)
   Retained earnings ......................................................               56,399               109,805
                                                                              ------------------    ------------------
     Total stockholders' equity ...........................................              404,537               790,654
                                                                              ------------------    ------------------
     Total liabilities and stockholders' equity ...........................   $        3,001,850    $        3,017,636
                                                                              ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ADVANCEPCS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                           2000            2001            2000            2001
                                                       ------------    ------------    ------------    ------------
Revenues ...........................................   $    563,218    $  3,154,629    $  1,116,433    $  6,302,523
                                                       ------------    ------------    ------------    ------------
Cost of operations:
  Cost of revenues .................................        542,166       3,047,084       1,073,201       6,087,871
  Selling, general and administrative expenses .....          9,083          43,334          21,297          89,089
  Non-recurring ....................................             --             906              --           1,760
                                                       ------------    ------------    ------------    ------------
     Total cost of operations ......................        551,249       3,091,324       1,094,498       6,178,720
                                                       ------------    ------------    ------------    ------------
  Operating income .................................         11,969          63,305          21,935         123,803
Interest income ....................................            360           1,823             710           3,402
Interest expense ...................................         (1,006)        (18,063)         (2,136)        (38,941)
Merger costs .......................................         (1,200)             --          (1,200)             --
                                                       ------------    ------------    ------------    ------------
Income before income taxes .........................         10,123          47,065          19,309          88,264
Provision for income taxes .........................         (4,038)        (18,589)         (7,512)        (34,856)
                                                       ------------    ------------    ------------    ------------
Net income .........................................   $      6,085    $     28,476    $     11,797    $     53,408
                                                       ============    ============    ============    ============
Basic
  Net income per share .............................   $       0.12    $       0.36    $       0.24    $       0.70
                                                       ============    ============    ============    ============
  Weighted average shares outstanding ..............     50,280,260      79,499,030      50,177,596      76,488,522
                                                       ============    ============    ============    ============
Diluted
  Net income per share .............................   $       0.11    $       0.29    $       0.21    $       0.57
                                                       ============    ============    ============    ============
  Weighted average shares outstanding ..............     56,859,914      96,951,954      55,408,484      94,285,100
                                                       ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ADVANCEPCS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------
                                                                             2000              2001
                                                                          -----------       -----------
Cash flows from operating activities:
   Net income ......................................................      $    11,797       $    53,408

   Adjustments to reconcile net income to net cash provided by operating activities -
        Depreciation and amortization ..............................            6,555            18,597
        Provision for doubtful accounts and reserves ...............               12             8,532
        Deferred income taxes ......................................             (312)            2,887
        Change in certain assets and liabilities -
           Receivables .............................................          (21,524)          (15,979)
           Inventories .............................................            1,184           (11,146)
           Prepaid expenses and other assets .......................             (354)           (1,922)
           Claims and accounts payable .............................           29,694             1,222
           Accrued expenses and other noncurrent liabilities .......            1,002            21,871
                                                                          -----------       -----------
                 Net cash provided by operating activities .........           28,054            77,470
                                                                          -----------       -----------
Cash flows from investing activities:
   Purchase of property and equipment ..............................          (14,269)          (20,773)
                                                                          -----------       -----------
                 Net cash used in investing activities .............          (14,269)          (20,773)
                                                                          -----------       -----------
Cash flows from financing activities:
   Distributions to former FFI owners ..............................           (3,970)               --
   Net proceeds from issuance of Common Stock ......................            1,394           298,428
   Deferred financing costs ........................................               --              (567)
   Proceeds from long-term obligations .............................           22,000            58,000
   Payments on long-term obligations ...............................          (22,000)         (409,066)
                                                                          -----------       -----------
                 Net cash used in financing activities .............           (2,576)          (53,205)
                                                                          -----------       -----------
Increase in cash ...................................................           11,209             3,492
Cash and cash equivalents, beginning of period .....................           55,243           110,048
                                                                          -----------       -----------
Cash and cash equivalents, end of period ...........................      $    66,452       $   113,540
                                                                          ===========       ===========
Supplemental noncash disclosure:
TheraCom Acquisition
Assets acquired ....................................................      $        --       $    25,883
Liabilities assumed ................................................      $        --       $    28,634






              The accompanying notes are an integral part of these
                       consolidated financial statements

                           ADVANCEPCS AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by AdvancePCS in accordance with accounting principles generally accepted in the United States for interim financial information in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of AdvancePCS's management, the September 30, 2000 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to the Consolidated Financial Statements included in the Form 10-K of AdvancePCS for the year ended March 31, 2001. The results of operations for the three month and six month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future period.

     The accompanying condensed consolidated financial statements have been restated, in accordance with APB Opinion No. 16, to give retroactive effect, for all periods presented, to the combination of AdvancePCS and First Florida International Holdings, Inc. and its affiliated companies ("FFI") on July 5, 2000, which has been accounted for as a pooling of interests. See Note 3.

     In July 2001, Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. AdvancePCS has one reporting unit because the Company manages the segment based on its consolidated financial performance. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company ("AdvancePCS", or "Advance" prior to October 2, 2000) has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test have been measured as of April 1, 2001. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than March 31, 2002. Early application of SFAS No. 141 and 142 is permitted for non-calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of its first quarter of fiscal year 2002. See Note 2. The Company assessed the fair value of the reporting unit by considering its current cash flows, recent purchase price paid for entities within our industry, the recent appraised net assets acquired from PCS, and the Company's market capitalization. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. In accordance with the transition provisions of SFAS No. 142 we have conducted the first step of the impairment test as described above. As of September 30, 2001, that test indicated that the fair value of our reporting unit exceeds its carrying amount.

Derivative Instruments and Hedging Activities

     Effective April 1, 2001 the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We have declared these agreements hedges in accordance with SFAS No. 133, as amended, and have recognized the fair value of these financial instruments in the condensed consolidated balance sheet effective April 1, 2001 upon adoption of SFAS No. 133. These instruments have been marked to market at September 30, 2001 with the adjustment recognized as a component of other comprehensive loss in stockholders' equity. The fair value of our interest rate swaps, a liability of $19,704,000 at September 30, 2001, was based upon quoted market prices. Under SFAS No. 133, we have recorded a charge of $6,955,000 to other comprehensive loss in the three months ended September 30, 2001.

Changes in Revenue Recognition

    Advance purchased PCS Holding Corporation ("PCS") on October 2, 2000 and has included this business in our consolidated results of operations since that date. The Company changed its revenue recognition policy to conform the different policies used by Advance and PCS. Historically, PCS had recorded its claims processing fees on a net basis. The Company has conformed Advance and PCS policies and reports claims processing fees on a gross basis in the condensed consolidated statements of operations. The change in policy results in higher revenues and an equal increase in the cost of revenues. In addition, the historical statements of operations of Advance have been revised to recognize clinical service fees net in revenues in accordance with the Company's current policy that conforms Advance's policy to the policy previously followed by PCS. Prior to October 2, 2000, the Company recognized the entire amount of the rebate, including the service fee, in revenues and the portion of the rebate paid to plan sponsors in cost of revenues. The change in policy resulted in lower revenues and an equal decrease in cost of revenues. These changes had no effect on gross profit or operating income.

Use of Estimates

     Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As of September 30, 2001 and for the three and six month periods then ended, the Company has made estimates of the purchase price, fair market value of the assets acquired and liabilities assumed in the PCS acquisition; clinical service revenues and costs; and reserves for uncollectable accounts and contract losses; among others. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

2. AMORTIZATION OF GOODWILL

     The Company has adopted SFAS No. 142 effective April 1, 2001. Under SFAS No. 142 goodwill is no longer amortized. In addition, certain identified intangibles with indefinite lives are also not amortized. Amortization expense for the three months and six months ended September 30, 2001 was $2,725,000 and $5,300,000 respectively which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years intangible amortization expense relating to these identified intangibles will be $11,201,000. Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. We have reclassified this asset to goodwill. The intangible asset established for trade name is deemed to have an indefinite life and is no longer amortized in accordance with SFAS No. 142 because the trade name is expected to generate cashflows indefinitely. The effect of the adoption of SFAS No. 142 as of April 1, 2001 and September 30, 2001 is summarized in the following table:

                                                         APRIL 1, 2001                 SEPTEMBER 30, 2001
                                                 ----------------------------     ----------------------------
                                                    GROSS                            GROSS
                                                   CARRYING       ACCUMULATED       CARRYING       ACCUMULATED
                                                    AMOUNT       AMORTIZATION        AMOUNT       AMORTIZATION
                                                 ------------    ------------     ------------    ------------
                                                        (IN THOUSANDS)                   (IN THOUSANDS)
Goodwill ....................................    $  1,221,491    $    (29,455)    $  1,275,404    $    (29,455)
                                                 ------------    ------------     ------------    ------------
Intangible assets with indefinite lives
as of April 1, 2001:
   Trade name ...............................    $    106,600    $     (1,333)    $    106,600    $     (1,333)
                                                 ============    ============     ============    ============
Intangible assets with finite lives:
   Customer Base ............................    $    265,600    $     (4,427)    $    265,600    $     (8,853)
   Contracts ................................           7,000            (933)          12,400          (1,317)
   Other ....................................           7,400            (612)           7,400          (1,103)
                                                 ------------    ------------     ------------    ------------
     Total ..................................    $    280,000          (5,972)    $    285,400    $    (11,273)
                                                 ============    ============     ============    ============
Deferred taxes ..............................    $    147,654    $     (2,424)    $    149,760    $     (4,388)
                                                 ============    ============     ============    ============

     As required by SFAS No. 142 the results for the prior year's quarter and six months ended have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months and six months ended September 30, 2000.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                             2000                  2000
                                                      ------------------    ------------------
                                                        (IN THOUSANDS)        (IN THOUSANDS)
Reported net income ..............................    $            6,085    $           11,797

Add back: Goodwill amortization (net of tax) .....                   612                 1,224
                                                      ------------------    ------------------
Adjusted net income ..............................    $            6,697    $           13,021
                                                      ==================    ==================

Basic net income per share:
   Reported net income ...........................    $             0.12    $             0.24
   Adjusted net income ...........................    $             0.13    $             0.26

Diluted net income per share:
   Reported net income ...........................    $             0.11    $             0.21
   Adjusted net income ...........................    $             0.12    $             0.24


3. ACQUISITIONS

     Effective October 1, 2000 Advance acquired all of the equity of PCS. The aggregate purchase price paid by Advance was approximately $1.0 billion, of which Advance paid Rite Aid Corporation ("Rite Aid"), the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in Advance convertible preferred stock. The senior subordinated notes were paid in full in March 2001 through proceeds obtained from the issuance of $200 million in 8 1/2% Senior Notes due 2008. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph Littlejohn & Levy, Inc. ("JLL"). The acquisition of PCS has been accounted for using the purchase method of accounting. The Company incurred approximately $50 million in acquisition costs. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill.

     The following unaudited pro forma information presents the results of operations of the Company as if the PCS acquisition had taken place at the beginning of the period presented and excludes the effect of the changes in goodwill and intangibles in accordance with SFAS No. 141 and No. 142 (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                            2000                      2000
                                                     ------------------         ----------------
Revenues........................                         $2,696,105                  $5,404,076
Net income......................                            (12,986)                     (9,887)

Net income per share:
   Basic........................                             $(0.26)                     $(0.20)


    On July 5, 2000 Advance completed a merger with FFI. The Company issued 3.5 million shares (7.0 million shares on a post split basis) of its common stock in exchange for all the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows as though FFI had always been a part of the Company. Total combination related costs and provisions were approximately $1,200,000 and reflected as an expense in the second fiscal quarter of 2001.

    The table below presents a reconciliation of revenues and net income (in thousands) as reported in the consolidated statements of operations with those previously reported by the Company. The references to Advance in this table are to the Company's historical operating results prior to the merger with FFI and excludes the effect of the changes in goodwill and intangibles in accordance with SFAS No. 141 and No. 142.

                                                                  SIX MONTHS
                                                              ENDED SEPTEMBER 30,
                                                                     2000
                                                              -------------------
Revenues:
     Advance.......................................            $      1,093,320
     FFI...........................................                      23,113
                                                               ----------------
Total consolidated revenues........................            $      1,116,433
                                                               ================
Net income:
     Advance.......................................            $         11,762
     FFI...........................................                          35
                                                               ----------------
Total consolidated net income......................            $         11,797
                                                               ================

     On June 18, 2001 the Company announced the launch of AdvancePCS SpecialtyRx to provide products and services to patients using injectable and other expensive, high-technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. Also, the Company established a joint venture, AdvancePriority SpecialtyRx, with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. AdvancePCS owns 51% of the venture and Priority Healthcare Corp. owns 49%.

     Effective August 1, 2001 the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase price paid by the Company was 629,096 shares of Class A common stock (1,258,192 shares on a post split basis). An additional 192,003 shares of Class A common stock (384,006 shares on a post split basis) were placed in escrow, subject to certain contingencies. In addition, the Company paid $10.6 million to eliminate TheraCom's outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.6 million, was recorded as goodwill and not amortized. The Company also recognized $5.4 million in intangible customer contracts. The portion of the purchase price allocated to the net identifiable assets and goodwill is preliminary and subject to revision following the results of an appraisal and further identification of intangible assets. Unaudited pro forma financial information is not presented since TheraCom is not a material business combination for the Company.

     Effective September 30, 2001 the Company acquired the remaining equity interests of Consumer Health Interactive, Inc. (CHI), an internet health portal development company, which the Company did not previously own. In January 2000, AdvancePCS acquired a 19 percent equity interest in CHI with an option to acquire the additional interest. The acquisition of the remaining 81 percent equity interest was completed with cash of $9.2 million, making CHI a wholly owned subsidiary. Under the terms of the acquisition the Company may pay additional cash upon the achievement by CHI of certain contingencies. The Company had previously accounted for its interest in CHI on the cost basis. In accordance with APB Opinion No. 18 all prior period financial statements have been restated to account for CHI as though we had accounted for our investment on the equity method.

4. NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed in the same manner as basic net income per share but includes the number of additional common shares that would have been outstanding for the period if the other dilutive securities had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation for all periods are convertible preferred stock outstanding, stock options and stock warrants, all calculated under the "treasury stock" method in accordance with SFAS No. 128 "Earnings Per Share."

5. INCOME TAXES

     In the three months and six months ended September 30, 2000, our income tax expense approximated an effective tax rate of 39.9% and 38.9% respectively. In the three months and six months ended September 30, 2001, our effective tax rate was approximately 39.5%.


6. STOCK AND DEBT TRANSACTIONS

     On August 23, 2001 the Company completed the sale of 4.5 million shares of Class A common stock (9 million shares on a post split basis). The proceeds, net of offering costs, of approximately $291 million were used to reduce debt to $505 million as of September 30, 2001. The Term A debt of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B debt. During the three-month period ended September 30, 2001 the Company's preferred stockholders converted their preferred shares totaling 65,854 shares, into 3,292,700 (6,585,400 shares on a post split basis) shares of Class B-1 common stock.

7. STOCK SPLIT

     On October 1, 2001 the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q has been retroactively adjusted to reflect the impact of the stock split.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - ADVANCEPCS

     The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS. Historical revenues for AdvancePCS have been classified to reflect adoption of consistent revenue presentation policies as described in "Note 1 to Condensed Consolidated Financial Statements - Changes in Revenue Recognition."

     Effective September 30, 2001 the Company acquired the remaining equity interests of Consumer Health Interactive, Inc. (CHI), an internet health portal development company, which the Company did not previously own. In January 2000, AdvancePCS acquired a 19 percent equity interest in CHI with an option to acquire the additional interest. The acquisition of the remaining 81 percent equity interest was completed with cash, making CHI a wholly owned subsidiary. Under the terms of the acquisition the Company may pay additional cash upon the achievement by CHI of certain contingencies. The Company had previously accounted for its interest in CHI on the cost basis. In accordance with APB Opinion No. 18 all prior period financial statements have been restated to account for CHI as though we had accounted for our investment on the equity method.

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                      ------------------------    ------------------------
                                                         2000          2001          2000          2001
                                                      ----------    ----------    ----------    ----------
                                                           (IN THOUSANDS)             (IN THOUSANDS)
Revenues:
   Data services .................................    $  474,408    $2,665,062    $  942,260    $5,342,586
   Mail services .................................        58,552       354,785       111,766       690,432
   Clinical and other services ...................        30,258       134,782        62,407       269,505
     Total revenues ..............................       563,218     3,154,629     1,116,433     6,302,523
Gross profit .....................................        21,052       107,545        43,232       214,652
Selling, general, and administrative expenses ....         9,083        43,334        21,297        89,089
Operating income .................................        11,969        63,305        21,935       123,803
Net income .......................................    $    6,085    $   28,476    $   11,797    $   53,408

HISTORICAL ADVANCEPCS:

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues. Our revenues for the three months ended September 30, 2001 increased by $2.6 billion, or 460%, compared to revenues for the three months ended September 30, 2000. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $2.2 billion, or 85%, of the increase in revenues was attributable to data services and a 334% increase in the number of pharmacy claims processed during the period. Claims processed increased from 25 million in the three months ended September 30, 2000 to 109 million for the three months ended September 30, 2001. Approximately 11% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 423% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 488,000 in the three months ended September 30, 2000 to 2.6 million for the three months ended September 30, 2001. Approximately 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services, as well as clinical trials.

     Gross profit. Our gross profit for the three months ended September 30, 2001 increased by $86.5 million, or 411%, compared to the same period in 2000. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.4% in the three months ended September 30, 2001 and 3.7% in the same period in 2000. The decrease was primarily due to an increase in data services revenues from the PCS acquisition, which generally have lower percentage margins than other services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2001 increased by 34.3 million, or 377% compared to the same period in 2000. This increase is due largely to the acquisition of PCS. Selling, general and administrative expenses as a percentage of revenues decreased from 1.6% for the three months ended September 30, 2000 to 1.4% in the same period in 2001 as the result of greater economies of scale from the integration of PCS and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses.

     Non-recurring charges. The non-recurring charge of $906,000 ($553,000 after taxes, or $0.01 per diluted share) primarily represents a write-off of the human resources software previously utilized by Advance Paradigm prior to the acquisition of PCS. This software will no longer be utilized.

     Interest income and interest expense. Interest expense, net of interest income, for the three months ended September 30, 2001 increased $15.6 million compared to the same period in 2000. The increase resulted from the acquisition of PCS, which was partially funded by approximately $800 million in debt.

     Income taxes. For the three months ended September 30, 2001 our effective tax rate was approximately 39.5%. For the three months ended September 30, 2000 our recorded income tax expense approximated an effective tax rate of 39.9%.

     Diluted net income per share. We reported diluted net income per share of $0.29 per share for the three months ended September 30, 2001 compared to $0.11 per share for the same period in 2000. The weighted average shares outstanding were 56.9 million and 97.0 million for the three months ended September 30, 2000 and 2001, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding. On August 23, 2001 the Company completed the sale of
4.5 million shares of Class A common stock (9 million shares on a post split basis). On October 1, 2001 the Company announced a two-for-one stock split. Financial information contained throughout this Form 10-Q has been adjusted to reflect the impact of the stock split.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

     Revenues. Our revenues for the six months ended September 30, 2001 increased by $5.2 billion, or 465%, compared to revenues for the six months ended September 30, 2000. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $4.4 billion, or 85%, of the increase in revenues was attributable to data services and a 363% increase in the number of pharmacy claims processed during the period. Claims processed increased from 48 million in the six months ended September 30, 2000 to 222 million for the six months ended September 30, 2001. Approximately 11% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 445% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 940,000 in the six months ended September 30, 2000 to 5.1 million for the six months ended September 30, 2001. Approximately 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services, as well as clinical trials.

     Gross profit. Our gross profit for the six months ended September 30, 2001 increased by $171.4 million, or 397%, compared to the same period in 2000. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.4% in the six months ended September 30, 2001 and 3.9% in the same period in 2000. The decrease was primarily due to an increase in data services revenues from the PCS acquisition, which have lower percentage margins than other services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended September 30, 2001 increased by $67.8 million, or 318% compared to the same period in 2000. This increase is due largely to the acquisition of PCS. Selling, general and administrative expenses as a percentage of revenues decreased from 1.9% for the six months ended September 30, 2000 to 1.4% in the same period in 2001 as the result of greater economies of scale and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses.

     Non-recurring charges. The non-recurring charge of $1,760,000 ($1,074,000 after taxes, or $0.01 per diluted share) primarily represents a write-off of the human resources software previously utilized by Advance Paradigm prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to June 30, 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the six months ended September 30, 2001 increased $34.1 million compared to the same period in 2000. The increase resulted from the acquisition of PCS, which was partially funded by approximately $800 million in debt.

     Income taxes. For the six months ended September 30, 2001 our effective tax rate was approximately 39.5%. For the six months ended September 30, 2000 our recorded income tax expense approximated an effective tax rate of 38.9%.

     Diluted net income per share. We reported diluted net income per share of $0.57 per share for the six months ended September 30, 2001 compared to $0.21 per share for the same period in 2000. The weighted average shares outstanding were 55.4 million and 94.3 million for the six months ended September 30, 2000 and 2001, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding. On August 23, 2001 the Company completed the sale of
4.5 million shares of Class A common stock (9 million shares on a post split basis). On October 1, 2001, the Company announced a two-for-one stock split. Financial information contained throughout this Form 10-Q has been adjusted to reflect the impact of the stock split.

PRO FORMA RESULTS OF OPERATIONS FOR PCS ACQUISITION

     The following table sets forth certain pro forma, unaudited financial data of the Company as if the PCS acquisition had taken place at the beginning of the periods presented. Historical revenues for Advance and PCS have been revised to reflect adoption of consistent revenue recognition policies as described in "Note 1 to Condensed Consolidated Financial Statements - Changes in Revenue Recognition."

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ---------------------------       ---------------------------
                                                       2000 (1)         2001 (3)         2000 (2)         2001 (3)
                                                      ----------       ----------       ----------       ----------
                                                            (IN THOUSANDS)                    (IN THOUSANDS)
Revenues:
   Data services .................................    $2,331,050       $2,665,062       $4,659,148       $5,342,586
   Mail services .................................       273,856          354,785          540,552          690,432
   Clinical and other services ...................        91,199          134,782          204,376          269,505
     Total revenues ..............................     2,696,105        3,154,629        5,404,076        6,302,523
Gross profit .....................................        71,633          107,545          153,530          214,652
Selling, general, and administrative expenses ....        57,274           43,334          111,373           89,089
Operating income .................................        14,359           63,305           42,157          123,803

----------
(1) Operating income would have been $26,046,000 and selling, general and administrative expenses would have been $45,587,000 if SFAS No. 142 had been adopted for the three-month period ended September 30, 2000.

(2) Operating income would have been $65,531,000 and selling, general and administrative expenses would have been $87,999,000 if SFAS No. 142 had been adopted for the six-month period ended September 30, 2000.

(3) Actual AdvancePCS results for the three and six month period ended September 30, 2001.

PRO FORMA ADVANCEPCS:

Actual Three Months Ended September 30, 2001 Compared to Pro Forma Three Months Ended September 30, 2000

     Revenues. Our revenues for the three months ended September 30, 2001 increased by $459 million, or 17%, compared to the pro forma revenues for the three months ended September 30, 2000. Approximately $334.0 million, or 73%, of the increase in revenues was attributable to data services and a 6% increase in the number of pharmacy claims processed during the period. Claims processed increased from 103 million in the pro forma three months ended September 30, 2000 to 109 million for the three months ended September 30, 2001. Approximately 18% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 14% increase in the number of mail prescriptions dispensed. Approximately 9% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

     Gross profit. Our gross profit for the three months ended September 30, 2001 increased by $35.9 million, or 50%, compared to the same period in 2000 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the Company's mail facilities. The improvement resulted from an overall decrease in headcount in the mail facilities and the call centers despite a 14% growth in prescriptions filled. As a percentage of revenues, gross profit was approximately 3.4% in the three months ended September 30, 2001, compared to 2.7% in the same period in 2000 on a pro forma basis.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2001 decreased by $13.9 million, or 24%, compared to the same period in 2000 on a pro forma basis. Selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for the three months ended September 30, 2000 on a pro forma basis to 1.4% in the same period in 2001. If SFAS No. 142 had been adopted for the three months ended September 30, 2000, selling, general and administrative expenses would have been 1.7% of revenues.

     Non-recurring charges. The non-recurring charge of $906,000 ($553,000 after taxes, or $0.01 per diluted share) primarily represents a write-off of the human resources software previously utilized by Advance Paradigm prior to the acquisition of PCS.

     Operating income. Our operating income increased by $48.9 million, or 341% for the three months ended September 30, 2001 compared to the same period in 2000 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and PCS's headcount and costs as a percentage of revenues declined.

Actual Six Months Ended September 30, 2001 Compared to Pro Forma Six Months Ended September 30, 2000

     Revenues. Our revenues for the six months ended September 30, 2001 increased by $898.4 million, or 17%, compared to the pro forma revenues for the six months ended September 30, 2000. Approximately $683.4 million, or 76%, of the increase in revenues was attributable to data services and a 7% increase in the number of pharmacy claims processed during the period. Claims processed increased from 208 million in the pro forma six months ended September 30, 2000 to 222 million for the six months ended September 30, 2001. Approximately 17% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 15% increase in the number of mail prescriptions dispensed. Approximately 7% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

     Gross profit. Our gross profit for the six months ended September 30, 2001 increased by $61.1 million, or 39.8%, compared to the same period in 2000 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the two PCS mail facilities. The improvement resulted from an overall decrease in headcount in the mail facilities and the call centers despite a 15% growth in prescriptions filled. As a percentage of revenues, gross profit was approximately 3.4% in the six months ended September 30, 2001, compared to 2.8% in the same period in 2000 on a pro forma basis.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended September 30, 2001 decreased by $22.3 million, or 20%, compared to the same period in 2000 on a pro forma basis. Selling, general and administrative expenses as a percentage of revenues decreased from 2.1% for the six months ended September 30, 2000 on a pro forma basis to 1.4% in the same period in 2001. If SFAS No. 142 had been adopted for the six months ended September 30, 2000, selling, general and administrative expenses would have been 1.6% of revenues.

     Non-recurring charges. The non-recurring charge of $1,760,000 ($1,074,000 after taxes, or $0.01 per diluted share) primarily represents a write-off of the human resources software previously utilized by Advance Paradigm prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to June 30, 2001.

     Operating income. Our operating income increased by $81.6 million, or 194% for the six months ended September 30, 2001 compared to the same period in 2000 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and PCS's headcount and costs as a percentage of revenues declined.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001 we had a working capital deficit of $304.8 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our revolving credit facility, which results in a net deficit in working capital. Our net cash provided by operating activities was $77.5 million for the six months ended September 30, 2001 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the six months ended September 30, 2001, we used cash of $20.8 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

    Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 1999, 2000, 2001, and for the six months ended September 30, 2001, our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds.

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

    On August 23, 2001 the Company completed the sale of 4.5 million shares of Class A common stock (9 million shares on a post split basis). The net proceeds of approximately $291 million were used to reduce debt to $505 million as of September 30, 2001. The Term A debt of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B debt. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We have declared these agreements hedges in accordance with SFAS No. 133, as amended, and have recognized the fair value of these financial instruments on the balance sheet effective April 1, 2001 upon adoption of SFAS No. 133. These instruments will be marked to market at each reporting date with the adjustment recognized as a component of other comprehensive income (loss) in stockholders' equity. The fair value of our interest rate swaps, a liability of $19,704,000 at September 30, 2001, was based upon quoted market prices. Under SFAS No. 133, we have recorded a charge of $6,955,000 to other comprehensive loss in the three months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible

Assets". SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. AdvancePCS has one reporting unit because the Company manages the segment based on its consolidated financial performance. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test have been measured as of April 1, 2001. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than March 31, 2002. Early application of SFAS No. 141 and 142 is permitted for non-calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of its first quarter of fiscal year 2002. See Note 2. The Company assessed the fair value of the reporting unit by considering its current cash flows, recent purchase price paid for entities within our industry, the recent appraised net assets acquired from PCS, and the Company's market capitalization. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets. In accordance with the transition provisions of SFAS No. 142 we have conducted the first step of the impairment test as described above. As of September 30, 2001, that test indicated that the fair value of our reporting unit exceeds its carrying amount.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations" ("SFAS 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, constructions, development, and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS No. 143 will have on its financial position or results of operations.

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", however, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have entered into interest rate protection agreements ("interest rate swaps" - see Note 1 to the condensed consolidated financial statements) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $300 million of our variable rate debt under our credit facility. The notional amount drops to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments. In addition the Company has $200 million of 8 1/2% Senior Notes. As a result, virtually all of the Company's debt is effectively fixed rate debt as of September 30, 2001. Due to these measures a change in interest rates should have no effect on our statement of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Form 10-K, as amended, under the caption "Risk Factors," as well as the following:

     o    general economic and business conditions;

     o    competition;

     o    demographic changes;

     o new governmental regulations and changes in, or the failure to comply with existing, governmental regulations;

     o legislative proposals that impact our industry or the way we do business;

     o    changes in our industry;

     o    changes in Medicare and Medicaid payment levels;

     o    liability and other claims asserted against us;

     o    integration of PCS and realization of synergies; and

     o    our ability to attract and retain qualified personnel.

     Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Except as required by law, we are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

                           PART II. OTHER INFORMATION

ITEM 1

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 1, 2001 the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase price paid by the Company was 629,096 shares of Class A common stock (1,258,192 shares on a post split basis). An additional 192,003 shares of Class A common stock (384,006 shares on a post split basis) was placed in escrow, subject to certain contingencies. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of
Section 4(2) thereof. The recipients of the securities represented their intention to acquire the securities for investment only, had access to all relevant material information regarding AdvancePCS necessary to evaluate their investment and were accredited investors with sufficient knowledge and experience to evaluate the transaction.

     On August 23, 2001 the Company completed the sale of 4.5 million shares of Class A common stock (9 million shares on a post split basis) pursuant to our effective shelf registration statement.

ITEM 3 - 5

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

       EXHIBIT NO.         EXHIBITS

           3.1 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

           3.2 Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

           3.3 Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

          4.1* Warrant Agreement, dated as of January 1, 2001, by and between AdvancePCS and Empire Blue Cross and Blue Shield.

          4.2* Warrant Agreement, dated as of January 2, 2001, by and between AdvancePCS and Wellmark, Inc.

          10.1* Amendment No. 2 to AdvancePCS Amended and Restated Incentive Stock Option Plan.

          10.2* Amendment No. 1 to AdvancePCS Amended and Restated 1997 Nonstatutory Stock Option Plan.

          10.3* Amendment No. 3 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

----------
*Filed herewith.

     (b) Reports on Form 8-K.

     A Form 8-K was filed on August 24, 2001, in connection with a purchase agreement entered into by and among AdvancePCS, David D. Halbert, Jon S. Halbert, Joseph Littlejohn & Levy Fund III, L.P. and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AdvancePCS
                                    (Registrant)



Date: November 13, 2001         By:   /s/  David D. Halbert
                                   ------------------------------------------
                                   David D. Halbert, Chairman of the Board and
                                   Chief Executive Officer



Date: November 13, 2001         By:   /s/  Danny Phillips
                                   --------------------------------------------
                                   Danny Phillips, Chief Financial Officer and
                                   Executive Vice President (Principal
                                   Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
    3.1      Certificate of Amendment to the Second Amended and Restated
             Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS's Current Report on
             Form 8-K as filed with the Securities and Exchange
             Commission on November 9, 2001).

    3.2      Second Amended and Restated Certificate of Incorporation of
             AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

    3.3      Second Amended and Restated Bylaws of AdvancePCS
             (incorporated by reference to Exhibit 3.1 of AdvancePCS's
             Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

   4.1* Warrant Agreement, dated as of January 1, 2001, by and between AdvancePCS and Empire Blue Cross and Blue Shield.

   4.2* Warrant Agreement, dated as of January 2, 2001, by and between AdvancePCS and Wellmark, Inc.

   10.1*     Amendment No. 2 to AdvancePCS Amended and Restated Incentive
             Stock Option Plan.

   10.2*     Amendment No. 1 to AdvancePCS Amended and Restated 1997
             Nonstatutory Stock Option Plan.

   10.3*     Amendment No. 3 to Credit Agreement dated as of October 2,
             2000 by and among AdvancePCS, Merrill Lynch Capital
             Corporation and a syndicate of banks.

----------
*Filed herewith.