Form 10-K/A
period 2001-03-31
ADVANCEPCS
filed 2002-01-10
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

     As of May 31, 2001, registrant had (1) 32,498,906 shares of Class A common stock, $.01 par value, outstanding, (2) 4,207,300 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 100 shares of Class B-2 common stock, $01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2001 annual meeting of stockholders are incorporated by reference in Part III.

AdvancePCS

		Page
EXPLANATORY NOTE		2

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS		2

Item No.

PART I

Item 1.	BUSINESS	3

Item 2.	PROPERTIES	25

Item 3.	LEGAL PROCEEDINGS AND GOVERNMENT INVESTIGATIONS	26

PART II

Item 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA	27

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37

PART III

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	38

	SIGNATURES	39

EXPLANATORY NOTE

     This Amendment No. 2 to AdvancePCS's Annual Report on Form 10-K for the year ended March 31, 2001 filed with Securities and Exchange Commission on June 29, 2001 and as amended on July 30, 2001, is being filed to amend and restate the information required by Part I, Items 1, 2 and 3, Part II, Items 6, 7, 7a and 8, Part III, Item 13 and Part IV, Item 14 to address certain comments received by the Securities and Exchange Commission based on a review of a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 20, 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K/A, along with the previously filed Annual Report on Form 10-K, as amended, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

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

PART I

ITEM 1. BUSINESS

     The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K/A or in the previously filed Annual Report on Form 10-K, as amended, for the year ended March 31, 2001. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of the factors set forth in “Risk Factors” and elsewhere in this Form 10-K/A. References in this Form 10-K/A to “we,” “our,” or “us” refer to AdvancePCS.

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

     We currently have four consumer card programs. Three of our programs have more than 40,000 participating retail pharmacies nationwide and include a mail service option to provide additional savings to participants. Currently, we market our programs under MatureRx(R), femScript(R), and AvidaRx(TM), which we acquired through our acquisition of FFI, as well as provide private label consumer card programs for customers. MatureRx is designed to meet the needs of senior citizens who are beneficiaries of Medicare, which does not currently cover the cost of prescription drugs, by reducing their costs for prescription drugs. femScript is designed to help women obtain prescription coverage for oral contraceptives and estrogen replacement therapies. AvidaRx and the AdvancePCS private label consumer card programs offer savings on preferred products to participants. The AdvancePCS private label consumer card program offers savings on a broad range of products to participants through more than 47,000 participating retail pharmacies nationwide.

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

Suppliers

     In an effort to continue to gain efficiencies from our acquisition of PCS we recently entered into a three-year agreement with a wholesale distributor, Bergen Brunswig Drug Company, to be our primary supplier of pharmaceuticals to our mail pharmacies. We believe our supplier arrangements are more than adequate, and we maintain strong relationships with back-up wholesalers and suppliers. In addition, we believe alternative suppliers can be utilized without any disruptions. If a drug is not in our inventory, we can generally obtain it from either a primary or secondary supplier within one or two business days. We believe it would be relatively easy to switch from one supplier to another. Other than with respect to our mail pharmacies, we do not purchase products for retail pharmacies or otherwise supply products to them. Retail pharmacies typically have their own arrangements with wholesale distributors or pharmaceutical manufacturers.

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

     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Although we have not defaulted on, or failed to meet, any of our debt obligations, we cannot assure you that our cash flow and capital resources will be sufficient for payment of interest on and principal of our debt in the future or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations.

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

     Competitive pressures have historically contributed to a decrease in our margins. Our margins were 5.4% in the year ended March 31, 1999, 4.1% in the year ended March 31, 2000 and 3.3% in the year ended March 31, 2001. Our gross margins may continue to decline as we attract and renew larger customers who typically have greater bargaining power than smaller customers and may require us to sell our services at decreased prices. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully market our PBM services to customers at our current levels of profitability.

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

     Part of our growth strategy includes acquisitions and alliances involving complementary products, services, technologies and businesses. For example, on October 2, 2000, we acquired PCS, which dramatically increased the size of our company. If we are unable to overcome the potential problems and inherent risks related to such acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to continue to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify acquisition or alliance prospects and negotiate and close transactions. Even if we complete future acquisitions or alliances:

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

     We believe that our continued success will depend to a significant extent upon retaining the services of our senior management. Our business could be materially and adversely affected if we lose the services of Mr. David D. Halbert, our chairman of the board and chief executive officer, or other persons in senior management because we would lose the strategic direction and experience that these officers contribute, as well as the benefits of their relationships with customers, pharmaceutical manufacturers and stockholders. Except as limited by their employment agreements, any of our senior management could seek other employment at any time. We do not currently have “key-person” life insurance policies on any of our employees. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

If we become subject to liability claims that are not covered by our insurance policies, we may be liable for damages and other expenses that could have a material adverse effect on our business, profitability and growth prospects.

     A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur defense costs or face negative publicity, could have a material adverse effect on our liquidity, our reputation in the industry and our ability to attract and retain clients. While we intend to maintain professional and general liability insurance coverage at all times, we cannot assure you that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

     Various aspects of our business may subject us to litigation and liability for damages. For example, our clinical trials services involve the risk of liability for personal injury from unforeseen adverse side effects or improper administration of a new drug. Other aspects of our business that may subject us to liability include:

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

     In November 1999, PCS received a subpoena by the Department of Health and Human Services Office of Inspector General, or OIG, requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others. AdvancePCS has turned over documents in response to the subpoenas. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements, and has asked these manufacturers to provide copies of documents relating to their agreements with us. There has been no allegation of any wrongdoing on our part. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. We believe that our programs, and those of PCS prior to the acquisition, are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise. Such scrutiny, investigation or challenge could alter our business practices related to formulary products and services and our relationships with pharmaceutical manufacturers, which could reduce our profitability and growth prospects.

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

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc. was filed in the United States District Court for the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this lawsuit. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects.

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

ITEM 2. PROPERTIES

     Our existing facilities consist of approximately 1,100,000 square feet, of which we own 150,400 square feet and lease the remainder. The monthly lease payments for these properties were approximately $1,180,000 in the month of March 2001. The following table sets forth information with respect to our principal facilities.

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

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

PART II

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

AdvancePCS

	Year Ended March 31,

	1997	1998	1999	2000	2001(1)

	(In thousands, except per share and ratio data)
Statement of Operations Data:

Revenues(2)	$220,019	$473,761	$757,259	$1,833,888	$7,024,298

Gross profit	10,984	29,806	40,959	75,502	229,583

Selling, general, and administrative expenses	7,309	18,955	21,006	38,793	127,777

Non-recurring charges	—	—	—	—	11,129

Operating income	3,675	10,851	19,953	36,709	90,677

Interest income	1,560	2,950	2,860	1,064	3,450

Interest expense	(445)	(67)	—	(3,943)	(45,332)

Merger costs and asset disposal	—	(689)	—	(160)	(1,200)

Income before income taxes	4,790	13,045	22,813	33,670	47,595

Provision for income taxes	(1,564)	(4,957)	(8,669)	(12,794)	(24,927)

Net income	$3,226	$8,088	$14,144	$20,876	$22,668

Basic:

Net income per share	$0.21	$0.38	$0.59	$0.84	$0.78

Weighted average shares outstanding	12,529	21,011	24,004	24,760	29,145

Diluted:

Net income per share	$0.18	$0.31	$0.53	$0.75	$0.63

Weighted average shares outstanding	18,352	26,202	26,876	27,737	36,189

Balance Sheet Data (as of end of period):

Cash and cash equivalents	$51,172	$63,018	$45,895	$55,243	$110,048

Total assets	108,914	178,639	304,016	406,738	3,003,763

Total debt	—	1,285	50,000	50,000	845,000

Stockholders’ equity	42,577	50,342	68,773	98,044	405,704

Supplemental Data(3):

Adjusted EBITDA(4)	$5,380	$13,320	$23,789	$45,819	$149,603

Capital expenditures	3,147	6,795	7,860	22,807	41,197

Depreciation and amortization	1,705	2,469	3,836	9,110	47,797

Goodwill amortization	347	347	588	3,354	23,775

Pharmacy network claims processed	26,579	38,319	50,588	81,225	269,501

Mail pharmacy prescriptions filled	677	839	1,289	1,674	5,670

Estimated members (as of end of period)	10,200	12,500	15,000	27,500	75,000

(1)	Includes PCS data since the acquisition on October 2, 2000.

(2)	Historical revenues for AdvancePCS have been reclassified to reflect adoption of consistent revenue recognition policies with PCS.

(3)	This data has not been audited.

(4)	Adjusted EBITDA consists of operating income plus depreciation and amortization. Adjusted EBITDA excludes merger costs, asset impairment and other non-recurring charges. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net income or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of adjusted EBITDA may not be consistent with calculations of adjusted EBITDA used by other companies.

PCS Holding Corporation

	Year Ended December 31,
			Year Ended
			February 26,
	1997	1998	2000

	(In thousands, except ratio data)
Statement of Operations Data:

Revenues(1)	$5,960,131	$7,117,702	$8,126,231

Gross profit	118,720	180,399	207,281

Selling, general and administrative expenses(2)	163,982	134,226	154,116

Asset impairment(3)	(2,345,244)	—	—

Operating income (loss)	(2,390,506)	46,173	53,165

Interest, net	1,202	2,417	5,867

Income (loss) before income taxes	(2,389,304)	48,590	59,032

Provision for income taxes	(6,264)	(31,956)	(37,536)

Net income (loss)	$(2,395,568)	$16,634	$21,496

Supplemental Data(4):

Adjusted EBITDA(5)	$37,432	$101,524	$125,382

Pharmacy network claims processed	248,800	287,700	315,979

Mail pharmacy prescriptions filled	2,500	4,700	6,768

(1)	Historical revenues for PCS have been reclassified to reflect adoption of consistent revenue recognition policies with AdvancePCS. Prior to giving effect to this reclassification, PCS’s historical revenues were $547,425, $840,704 and $1,264,694 in the years ended December 31, 1997 and 1998 and February 26, 2000, respectively.

(2)	Includes goodwill amortization.

(3)	Includes asset impairment charge of $2.3 billion recognized by Eli Lilly and Company subsequent to its acquisition of PCS.

(4)	This data has not been audited.

(5)	Adjusted EBITDA consists of operating income plus depreciation and amortization. Adjusted EBITDA excludes asset impairment and other non-recurring charges. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net income or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of adjusted EBITDA may not be consistent with calculations of adjusted EBITDA used by other companies.

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

     When the Company independently contracts to pay its network pharmacy providers, it assumes credit risk and acts as a principal in the transaction, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EITF 99-19 “Reporting Gross Revenue as a Principal vs Net as an Agent.” If the Company is only administering plan sponsors' network pharmacy contracts, the Company records the claims processing fees as revenue (i.e. net reporting). If we had reported our data services revenues using net reporting, revenues and cost of revenues would have decreased by $503 million, $1.5 billion and $5.9 billion, respectively, for the fiscal years ended March 31, 1999, 2000 and 2001.

     Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Clinical services revenue includes service fees for negotiating rebates with pharmaceutical manufacturers on behalf of its health plan sponsor customers. The rebate due from the manufacturer is determined based on a complex formula including such factors as volume and quarterly drug utilization. The Company estimates the most recent quarter's rebate receivables from the manufacturers, rebate payable to plan sponsors and its fees based on the terms of its contracts and claims for the quarter. Following the end of the quarter, the Company invoices the drug manufacturer. The Company revises its estimates based upon the invoiced amounts. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Clinical services revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the delivery or completion of the services.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have entered into interest rate protection agreements (“interest rate swaps” – see Note 5 to the consolidated financial statements) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount drops to $300 million in October 2001 and to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments. Interest rate risk is monitored on the basis of changes in interest rates, in particular, changes in the three month LIBOR rate and sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swaps, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swaps are determined by calculating the present value of all expected cash flows, with future interest rate levels implied from prevailing mid-market yields for money market instruments, interest rate futures and/or prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounding zero-coupon yield curve. The Company does not enter into derivatives or other financial instruments for trading purposes.

     As of March 31, 2001 the Company has $200 million of 8 1/2% Senior Notes and $645 million in bank debt. The interest on the bank debt is calculated based upon a margin over LIBOR. A change in LIBOR or the Prime Rate as set by Bank of America, N.A. would affect the rate at which we could borrow funds under our credit facilities. Since the Company has interest rate swaps hedging $400 million of this variable rate debt, an additional $245 million is subject to changes in interest rates. A 1% change in interest rates would affect net income by approximately $1.5 million for the year ended March 31, 2001.

      As of March 31, 2000, the Company had borrowed $50 million under a revolving credit facility. Interest on the credit facility accrued at a specified margin above the LIBOR, or an alternate base rate. For LIBOR loans the applicable margin was 1.375% per annum as of March 31, 2000 and the effective interest rate was 7.435%. A change in LIBOR or an alternate base rate would affect the rate at which we could borrow funds under the credit facility. The Company had not entered into any interest rate swaps to hedge interest rate exposure on this credit facility as of March 31, 2000. A 1% change in interest rates would affect net income by approximately $305,000 for the year ended March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is found on pages F-1 through F-20 hereof.

PART III

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

Former Employment Agreements

     Prior to the acquisition of PCS, Rite Aid Corporation, or Rite Aid, entered into employment agreements with certain PCS executives. In connection with the acquisition of PCS, AdvancePCS assumed liabilities under these employment agreements and paid amounts due under the change in control provisions. This resulted in payments to Mr. Millon of $7,155,894, Mr. Thomas J. Garrity of $1,488,094, Mr. Jeffrey G. Sanders of $1,280,034 and Mr. Ken Zadoorian of $256,007. These payments were accounted for as part of the acquisition of PCS.

Stockholders' Agreement

     On October 2, 2000, AdvancePCS entered into a Stockholders' Agreement with Rite Aid and Joseph Littlejohn & Levy Fund III LLP, or JLL, which, among other things, contains certain registration rights, "standstill" provisions and agreements relating to our corporate governance. Under this agreement, Rite Aid and JLL have piggyback registration rights with respect to the Class A common stock issuable upon conversion of the Class B-1 and Class B-2 common stock they own. In addition to piggyback rights, each of the holders of the Class B-1 and Class B-2 common stock have two demand registration rights that may only be used after April 2, 2001. On May 29, 2001, AdvancePCS filed a registration statement registering a total of 7,300,000 shares of Class A common stock to be sold from time to time by AdvancePCS and certain stockholders including JLL.

Employee Loan

     Effective as of October 2, 2000, AdvancePCS entered into a three-year employment agreement with David A. George to serve as President of the Company. Pursuant to the employment agreement, the Company reimbursed Mr. George for certain relocation expenses in connection with his relocation to Phoenix, Arizona, including a no-interest loan of $500,000 to be applied to the purchase of a home. The Company shall reduce the principal amount of this loan by 20% per year over a five year period; provided that the current balance of this loan shall become immediately due and payable upon termination of Mr. George's employment either by the Company for cause or by Mr. George without good reason.

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

January 10, 2002	AdvancePCS

	By:	/s/ David D. Halbert

David D. Halbert Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ David D. Halbert David D. Halbert	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	January 10, 2002

* Jon S. Halbert	Vice Chairman, e-Business & Technology & Director	January 10, 2002

* David A. George	President & Director	January 10, 2002

* T. Danny Phillips	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	January 10, 2002

* Ramsey A. Frank	Director	January 10, 2002

* Stephen L. Green	Director	January 10, 2002

* David R. Jessick	Director	January 10, 2002

Signature	Title	Date

* Paul S. Levy	Director	January 10, 2002

* Robert G. Miller	Director	January 10, 2002

* Jean-Pierre Millon	Director	January 10, 2002

* Michael D. Ware	Director	January 10, 2002

* By: /s/ David D. Halbert David D. Halbert Attorney-in-Fact		January 10, 2002

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

Operating Segment

     The Company operates as a single operating segment. The chief executive officer (CEO) of the Company is considered the chief operating decision-maker and reviews the financial information on a consolidated basis. Typically, all of our services are provided to each of our customers and are negotiated as part of a single contract. Our services have similar economic characteristics and are interdependent. The CEO does review discrete revenue information by service as reflected below for each of the periods presented.

	Year Ended March 31,

	1999	2000	2001 (1)

	(In thousands, except per share data)
Revenues:
Data services	$554,716	$1,558,113	$6,010,692
Mail services	127,297	184,103	714,294
Clinical and other services	75,246	91,672	299,312
Total revenues	757,259	1,833,888	7,024,298

(1)	Includes PCS data since the acquisition on October 2, 2000.

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

     When the Company independently contracts to pay its network pharmacy providers, it assumes credit risk and acts as a principal in the transaction, therefore the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EIFT 99-19 “Reporting Gross Revenue as a Principal vs Net as an Agent.” When the Company is only administering the plan sponsors’ network pharmacy contracts, it does not assume credit risk or act as a principal in the transaction, therefore the Company only records the claims processing fees as revenues (i.e. net reporting).

     Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Clinical services revenue includes service fees for negotiating rebates with pharmaceutical manufacturers on behalf of its health plan sponsor customers. The rebate due from the manufacturer is determined based on a complex formula including such factors as volume and quarterly drug utilization. The Company estimates the most recent quarter's rebate receivables from the manufacturers, rebate payable to plan sponsors and its fees based on the terms of its contracts and claims for the quarter. Following the end of the quarter, the Company invoices the drug manufacturer. The Company revises its estimates based upon the invoiced amounts. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Clinical services revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the delivery or completion of the services.

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

     Non-recurring and impairment expenses. Net income for the year ended March 31, 2001 reflects a non-recurring and impairment expenses of $11,129,000 ($6,789,000 after taxes, or $0.19 per diluted share). This amount represents facility impairment costs, and severance costs related to the integration and rationalization of PCS and Advance personnel and facilities. Management committed to this plan and publicly announced it in February 2001, and subsequently initiated the plan. Under the terms of the plan Advance’s mail facility in Richardson, Texas will be closed, within the first six months of fiscal 2002, and operations moved to the PCS Fort Worth and Birmingham facilities. The Fort Worth and Birmingham facilities obtained in the acquisition of PCS had the capacity to immediately absorb the operations of Advance's mail facility in Richardson. This action triggered an assessment of the recoverability of the Advance mail facility carrying costs and the resulting recognition of an impairment loss. The determination of the impairment loss was based on an evaluation of the carrying amount vs. the estimated fair value less selling costs of the mail facility to be abandoned using the held-for-disposal model in accordance with SFAS No. 121, “Accounting for Impairment of Long-lived Assets and Long-lived Assets to be Disposed of.” The net book value of the facility's non-current assets including property, equipment, and software totaled $10,388,000. We estimated the fair value of these assets less selling costs to be $2,669,000, resulting in a loss of $7,719,000. Approximately $7,400,000 of the loss is attributable to mail services software that has no fair market value or alternative use. In addition, the non-recurring expenses include severance costs for the mail facility and other Advance management employees that were terminated or resigned as a result of the acquisition with PCS. All of these severance costs to management employees were paid prior to March 31, 2001. Payments made to terminated employees were based substantially on a standard severance package available to employees. The following summarizes the expenses:

Impairment of Mail Facility	$7,719,000

Severance and other employee costs	2,982,000

Other	428,000

Total non-recurring & impairment expenses	$11,129,000

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

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

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

Common Stock Voting Rights

     Class A Common Stock entitles the holder to one vote on each matter submitted to stockholders for vote. Class B-1 and B-2 Common Stock entitles the holder to vote as a single class with Class A Common Stock. The affirmative vote of at least 2/3 of the outstanding shares of Class B-1 and B-2 Common Stock is required for actions including, a change in bylaws to adversely affect this class of stock, amendment or repeal of Series A-1 and A-2 certificates of designation, authorization of the issuance of additional shares of Class B-1 and B-2 Common Stock, increasing the number of Company directors, and incurring certain indebtedness.

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

S-2

INDEX TO EXHIBITS

EXHIBIT
NO.	EXHIBIT

2.1	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 31, 2000).

2.2	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL (incorporated by reference to Exhibit 2.2 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.2	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.1	Form of Stock Certificate of Class A Common Stock of AdvancePCS (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 14, 2000).

4.2	Indenture dated as of March 13, 2001 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.3	Registration Rights Agreement dated as of March 13, 2001 by and among AdvancePCS, various guarantors named therein and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Chase Securities, Inc., CIBC World Markets Corp. and Scotia Capital “USA”, Inc. (incorporated by reference to Exhibit 4.3 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.4	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.5	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.3 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

4.6	Warrant Agreement, dated as of September 12, 1996, by and between AdvancePCS and VHA, Inc. (incorporated by reference to Exhibit 4.16 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

4.7	Warrant Agreement, dated as of February 26, 1999, by and between AdvancePCS and Foundation Health Systems, Inc. (incorporated by reference to Exhibit 4.1 to AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated April 15, 1999).

4.8	Warrant Agreement, dated as of February 25, 1999, by and between AdvancePCS and Arkansas BlueCross BlueShield (incorporated by reference to Exhibit 4.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.9	Warrant Agreement, dated as of June 12, 1998, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.10	Warrant Agreement, dated December 10, 1999, by and between AdvancePCS and CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and Capital Care, Inc. (incorporated by reference to Exhibit 4.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.1	Amended and Restated Incentive Stock Option Plan (incorporated by reference from AdvancePCS’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).
10.2	Amendment Number 1 to Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 3, 2001).

10.3	Amended and Restated Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2000).

10.4	Corporate Officer Incentive Plan (incorporated by reference from AdvancePCS’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.5	Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance Clinical (formerly ParadigM) (incorporated by reference to Exhibit 10.11 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

10.6	Amendment to Lease, dated October 19, 1996, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.6 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.7	Second Amendment to Lease, dated September 30, 1998, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.7 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.8	Third Amendment to Lease, dated December 1, 1999, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.9	Fourth Amendment to Lease, dated April 25, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.10	Fifth Amendment to Lease, dated December 18, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.11	Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and AdvancePCS (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 1999).

10.12	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.13	Amendment No. 1 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.13 AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.14	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, T. Danny Phillips, Joseph J. Filipek, Jr., Susan S. de Mars, Jeffrey G. Sanders, Laura I. Johansen, Andrew C. Garling, Rudy Mladenovic and John H. Sattler (incorporated by reference to Exhibit 10.5 to AdvancePCS's Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

10.15	Employment Agreement dated as of July 11, 2000, by and between AdvancePCS and David D. Halbert (incorporated by reference to Exhibit 10.15 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.16	Sublease, dated December 16, 1999, by and between TIG Insurance Company and AdvancePCS (incorporated by reference to Exhibit 10.16 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.17	Lease Agreement, dated April 30, 2000, by and between Cardinal Technology Center II, Inc. and AdvancePCS, as amended by the First Amendment to the Lease Agreement dated June 19, 2000, the Second Amendment to the Lease Agreement dated September 15, 2000 and the Third Amendment to the Lease Agreement dated March 2001 (incorporated by reference to Exhibit 10.17 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.18	Lease Agreement, dated March 26, 1996, by and between Alliance Commerce Center No 5, Ltd. and PCS Mail Services, Inc., as amended by the Amendment to the Lease Agreement, dated June 9, 1999, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services of Fort Worth, Inc. (incorporated by reference to Exhibit 10.18 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.19	Lease Agreement, effective September 30, 2000, by and between DRUG (AZ) QRS 14-42, Inc. and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.20	Office Lease, dated April 18, 1997, by and between 9060 East Via Linda Co. Ltd. Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.20 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.21	Lease Agreement, dated August 6, 1993, by and between MEPC American Properties, Inc. and McKesson Corporation, as amended by the First Lease Amendment, dated November 1999, by and between Duke-Weeks Realty Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.22	Office Lease, dated May 18, 1999, by and between Signature Services and AdvancePCS, as amended by the First Amendment to the Lease, dated October 28, 1999 by and between Signature Services and AdvancePCS, the Second Amendment to the Lease, dated November 30, 1999, by and between Signature Services and AdvancePCS, the Third Amendment to Lease, dated March 23, 2000, by and between Signature Services and AdvancePCS and the Fourth Amendment to the Lease, by and between North Parkcenter LLC and AdvancePCS (incorporated by reference to Exhibit 10.22 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

21.1	Subsidiaries of AdvancePCS (incorporated by reference to Exhibit 21.1 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

23.1	Consent of Arthur Andersen LLP. (previously filed)