Form 10-Q
period 2001-12-31
ADVANCEPCS
filed 2002-02-12
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-21447

AdvancePCS
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2493381 (IRS Employer Identification Number)

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

YES [X] NO [   ]

     As of February 11, 2002, the registrant had (1) 79,481,985 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

AdvancePCS and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)

(Unaudited)

	March 31, 2001	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$110,048	$129,247
Accounts receivable, net of allowance for doubtful accounts of $18,840 and $25,540 respectively	1,055,927	1,146,925
Inventories, net	34,814	51,977
Prepaid expenses and other	11,920	11,426

Total current assets	1,212,709	1,339,575
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $37,720 and $57,865, respectively	96,640	112,383
Goodwill, net	1,282,192	1,246,056
Intangible assets, net	382,937	376,594
Other assets	27,372	85,102

Total assets	$3,001,850	$3,159,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,250	$1,523
Claims and accounts payable	1,382,458	1,502,880
Accrued salaries and benefits	23,870	27,632
Other accrued expenses	90,524	105,050

Total current liabilities	1,512,102	1,637,085
Noncurrent liabilities:
Long-term debt, net of current portion	829,750	499,644
Deferred income taxes	237,673	160,541
Other noncurrent liabilities	17,788	38,112

Total liabilities	2,597,313	2,335,382

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized:
Series A-1 convertible preferred stock, $.01 par value; 65,854 and no shares issued and outstanding respectively	1	—
Series A-2 convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 64,564,614 and 78,998,285 shares issued and outstanding respectively	646	790
Class B-1 common stock, $.01 par value; 8,414,600 and 12,913,334 shares issued and outstanding respectively	84	129
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	351,256	708,340
Accumulated other comprehensive loss	(3,849)	(22,086)
Retained earnings	56,399	137,155

Total stockholders’ equity	404,537	824,328

Total liabilities and stockholders’ equity	$3,001,850	$3,159,710

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenues	$2,916,471	$3,365,895	$4,032,904	$9,668,418

Cost of operations:
Cost of revenues	2,825,051	3,251,818	3,898,252	9,339,690
Selling, general and administrative expenses	55,072	48,252	76,369	137,341
Non-recurring	680	—	680	1,760

Total cost of operations	2,880,803	3,300,070	3,975,301	9,478,791

Operating income	35,668	65,825	57,603	189,627
Interest income	1,587	1,561	2,297	4,963
Interest expense	(22,114)	(13,396)	(24,250)	(52,337)
Merger costs	—	—	(1,200)	—

Income before income taxes	15,141	53,990	34,450	142,253
Provision for income taxes	(8,420)	(21,326)	(15,932)	(56,181)

Net income before extraordinary loss	6,721	32,664	18,518	86,072
Extraordinary loss on early retirement of debt, net of taxes	—	(5,314)	—	(5,314)

Net income	$6,721	$27,350	$18,518	$80,758

Basic
Net income before extraordinary loss per share	$0.11	$0.36	$0.35	$1.05
Extraordinary loss on early retirement of debt, net of taxes, per share	—	(0.06)	—	(0.06)

Net income per share	$0.11	$0.30	$0.35	$0.99

Weighted average shares outstanding	59,826,000	91,912,000	53,394,000	81,630,000

Diluted
Net income before extraordinary loss per share	$0.08	$0.32	$0.28	$0.89
Extraordinary loss on early retirement of debt, net of taxes, per share	—	(0.05)	—	(0.06)

Net income per share	$0.08	$0.27	$0.28	$0.83

Weighted average shares outstanding	89,014,000	102,321,000	66,610,000	96,964,000

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Nine Months Ended December 31,

	2000	2001

Cash flows from operating activities:
Net income	$18,518	$80,758
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	28,358	28,174
Non-recurring and impairment expense	—	412
Provision for doubtful accounts and reserves	2,912	9,624
Deferred income taxes	(376,291)	19,024
Extraordinary loss on early retirement of debt, net of taxes	—	5,314
Change in certain assets and liabilities -
Receivables	(240,301)	(134,319)
Inventories	2,765	(10,879)
Prepaid expenses and other assets	(27,656)	(12,893)
Claims and accounts payable	267,778	116,602
Accrued expenses and other noncurrent liabilities	443,704	15,644

Net cash provided by operating activities	119,787	117,461

Cash flows from investing activities:
Purchase of property and equipment	(23,232)	(35,101)
Investment in subsidiaries — net of cash acquired	(1,047,045)	(9,549)

Net cash used in investing activities	(1,070,277)	(44,650)

Cash flows from financing activities:
Distributions to former FFI owners	(3,970)	—
Net proceeds from issuance of Common Stock	5,567	303,285
Deferred financing costs	—	(2,444)
Stock issued to fund acquisition	275,000	—
Debt issued to fund acquisition	820,000	—
Proceeds from long-term obligations	87,000	111,000
Borrowings on securitized debt	—	150,000
Payments on long-term obligations	(147,000)	(615,453)

Net cash used in financing activities	1,036,597	(53,612)

Increase in cash	86,107	19,199
Cash and cash equivalents, beginning of period	55,243	110,048

Cash and cash equivalents, end of period	$141,350	$129,247

Supplemental noncash disclosure:
TheraCom Acquisition
Assets acquired	$—	$25,883
Liabilities assumed	$—	$28,634

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared by AdvancePCS in accordance with accounting principles generally accepted in the United States for interim financial information in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of AdvancePCS’s management, the December 31, 2000 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to the Consolidated Financial Statements included in the Form 10-K of AdvancePCS for the year ended March 31, 2001. The results of operations for the three month and nine month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future period.

     The accompanying condensed consolidated financial statements have been restated, in accordance with APB Opinion No. 16, to give retroactive effect, for all periods presented, to the combination of AdvancePCS and First Florida International Holdings, Inc. and its affiliated companies (“FFI”) on July 5, 2000, which has been accounted for as a pooling of interests. See Note 3.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. AdvancePCS has one reporting unit because the Company manages the segment based on its consolidated financial performance. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company (“AdvancePCS”, or “Advance” prior to October 2, 2000) has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test have been measured as of April 1, 2001. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than March 31, 2002. Early application of SFAS No. 141 and 142 is permitted for non-calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of its first quarter of fiscal year 2002. See Note 2. In accordance with the transition provisions of SFAS No. 142 we have conducted the first step of the impairment tests as described above. The Company assessed the fair value of the reporting unit by considering its current cash flows, recent purchase price paid for entities within our industry, the recent appraised net assets acquired from PCS and the Company’s market capitalization. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets.

Derivative Instruments and Hedging Activities

     Effective April 1, 2001 the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. In order to hedge variable rate interest payments made in conjunction with our debt we entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We have declared these agreements fair value hedges in accordance with SFAS No. 133, as amended, and have recognized the fair value of these financial instruments in the condensed consolidated balance sheet effective April 1, 2001 upon adoption of SFAS No. 133. As a portion of the debt interest rates and underlying index of the interest rate protection agreements do not coincide, the Company tests for hedge effectiveness using the hypothetical derivative method. The results of this test at December 31, 2001 indicate that the hedge is highly effective and any ineffectiveness is not significant to the results of operations. These instruments have been marked to market at December 31, 2001 with the adjustment recognized as a component of other comprehensive loss in stockholders’ equity. The fair value of our interest rate swaps, a liability of $18,238,000 at December 31, 2001, was based upon quoted market prices. Under SFAS No. 133, we have recorded a benefit of $1,466,000 to other comprehensive loss in the three months ended December 31, 2001.

Use of Estimates

     Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As of December 31, 2001 and 2000 and for the three and nine month periods then ended, the Company has made estimates of, among others: the fair market value of the assets acquired and liabilities assumed in the PCS acquisition; clinical service revenues and costs; and reserves for uncollectable accounts and contract losses. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

2.     Amortization of Goodwill

     The Company has adopted SFAS No. 142 effective April 1, 2001. Under SFAS No. 142 goodwill is no longer amortized. In addition, certain identified intangibles with indefinite lives are also not amortized. Amortization expense for the three months and nine months ended December 31, 2001 was $2,800,000 and $8,101,000 respectively which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years intangible amortization expense relating to these identified intangibles will be $11,201,000. Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. We have reclassified this asset to goodwill. The intangible asset established for trade name is deemed to have an indefinite life and is no longer amortized in accordance with SFAS No. 142 because the trade name is expected to generate cashflows indefinitely. The effect of the adoption of SFAS No. 142 as of April 1, 2001 and December 31, 2001 is summarized in the following table:

	April 1, 2001		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)		(in thousands)

Goodwill	$1,221,491	$(29,455)	$1,275,511	$(29,455)

Intangible assets with indefinite lives as of April 1, 2001:
Trade name	$106,600	$(1,333)	$106,600	$(1,333)

Intangible assets with finite lives:
Customer Base	$265,600	$(4,427)	$265,600	$(11,067)
Contracts	7,000	(933)	12,400	(1,658)
Other	7,400	(612)	7,400	(1,348)

Total	$280,000	$(5,972)	$285,400	$(14,073)

Deferred taxes	$147,654	$(2,424)	$149,760	$(5,428)

     As required by SFAS No. 142 the results for the prior year’s quarter and nine months ended have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months and nine months ended December 31, 2000.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2000	2000

	(in thousands)	(in thousands)

Reported net income	$6,721	$18,518
Add back: Goodwill amortization (net of tax)	10,169	11,393

Adjusted net income	$16,890	$29,911

Basic net income per share:
Reported net income	$0.11	$0.35
Adjusted net income	$0.28	$0.56
Diluted net income per share:
Reported net income	$0.08	$0.28
Adjusted net income	$0.19	$0.45

3.     Acquisitions

     Effective October 1, 2000 Advance acquired all of the equity of PCS. The aggregate purchase price paid by Advance was approximately $1.0 billion, of which Advance paid Rite Aid Corporation (“Rite Aid”), the seller, $675 million in cash, and issued to Rite Aid $200 million in senior subordinated notes and $125 million in Advance convertible preferred stock. The senior subordinated notes were paid in full in March 2001 through proceeds obtained from the issuance of $200 million in 81/2 % Senior Notes due 2008. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph Littlejohn & Levy, Inc. (“JLL”). The acquisition of PCS has been accounted for using the purchase method of accounting. The Company incurred approximately $50 million in acquisition costs. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill.

     The following unaudited pro forma information presents the results of operations of the Company as if the PCS acquisition had taken place at the beginning of the period presented and excludes the effect of the changes in goodwill and intangibles in accordance with SFAS No. 141 and No. 142 (in thousands, except per share amounts):

Nine Months Ended
December 31,
2000

Revenues	$8,320,548
Net income (loss)	(3,166)
Net income (loss) per share:
Basic	$(0.06)

     On July 5, 2000 Advance completed a merger with FFI. The Company issued seven million shares of its common stock in exchange for all the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though FFI had always been a part of the Company. Total combination related costs and provisions were approximately $1,200,000 and reflected as an expense in the second fiscal quarter of 2001.

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

Nine Months
Ended December 31,
2000

Revenues:
Advance	$4,009,791
FFI	23,113

Total consolidated revenues	$4,032,904

Net income:
Advance	$18,483
FFI	35

Total consolidated net income	$18,518

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

     Effective August 1, 2001 the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase price paid by the Company was 1,258,192 shares of Class A common stock. An additional 384,006 shares of Class A common stock were placed in escrow, subject to certain contingencies. In addition, the Company paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.6 million, was recorded as goodwill and not amortized. The Company also recognized $5.4 million in intangible customer contracts. The portion of the purchase price allocated to the net identifiable assets and goodwill is preliminary and subject to revision following the results of an appraisal and further identification of intangible assets. Unaudited pro forma financial information is not presented since TheraCom is not a material business combination for the Company.

     Effective September 30, 2001 the Company acquired the remaining equity interests of Consumer Health Interactive, Inc. (CHI), an internet health portal development company, which the Company did not previously own. The acquisition of the remaining interest was accounted for using the purchase method of accounting. In January 2000, AdvancePCS acquired a 19 percent equity interest in CHI with an option to acquire the additional interest. The acquisition of the remaining 81 percent equity interest was completed with cash of $9.2 million, making CHI a wholly owned subsidiary. Under the terms of the acquisition the Company may pay additional cash upon the achievement by CHI of certain contingencies. The Company had previously accounted for its interest in CHI on the cost basis. In accordance with APB Opinion No. 18 all prior period financial statements have been restated to account for CHI as though we had accounted for our investment on the equity method.

4.     Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed in the same manner as basic net income per share but includes the number of additional common shares that would have been outstanding for the period if the other dilutive securities had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation are convertible preferred stock outstanding, stock options and stock warrants, all calculated under the “treasury stock” method in accordance with SFAS No. 128 “Earnings Per Share.”

5.     Income Taxes

     In the three months and nine months ended December 31, 2000, our income tax expense approximated an effective tax rate of 55.6% and 46.2% respectively. In the three months and nine months ended December 31, 2001, our effective tax rate was approximately 39.5% for both periods.

6.     Stock and Debt Transactions — Extraordinary Loss

     On August 23, 2001 the Company completed the sale of nine million shares of Class A common stock. The proceeds, net of offering costs, of approximately $291 million were used to reduce debt. The Term A debt of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B debt. In addition, during the three-month period ended September 30, 2001 the Company’s preferred stockholders converted their preferred shares totaling 65,854 shares, into 6,585,400 shares of Class B-1 common stock.

     In December 2001, the Company has securitized certain of its accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). The $150 million commitment under the facility is due December 10, 2006. The Asset Securitization Facility incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .65%. As of December 31, 2001, the Company had drawn $150 million under this facility. The Asset Securitization Facility is included in the Company’s debt balance as of December 31, 2001 and will continue to be reflected “on-balance sheet”. The Company used the proceeds to repay $150 million of its Term B debt. In addition, the Company’s $100 million interim revolver was eliminated. As of December 31, 2001 the Company’s debt consists of the following:

Term B bank debt	$151,167,000
Asset Securitization Facility	150,000,000
8 1/2 % Senior Notes	200,000,000

$501,167,000

     In addition, the Company has a $175 million revolving credit facility that expires in 2005. No amounts are currently drawn on this revolver. In connection with the bank debt repayments made in the second and third quarters of fiscal year 2002 and the securitization, the Company recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5,314,000, net of tax.

7.     Stock Split

     On October 1, 2001 the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q has been retroactively adjusted to reflect the impact of the stock split.

8.     Legal Proceedings

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in the Employee Retirement Income Security Act (ERISA), and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations — AdvancePCS

     The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS. Historical revenues for AdvancePCS have been classified to reflect adoption of consistent revenue presentation policies as described in “Note 1 to Condensed Consolidated Financial Statements — Changes in Revenue Recognition.”

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

	(in thousands)		(in thousands)

Revenues:
Data services	$2,520,223	$2,837,013	$3,462,483	$8,179,600
Mail services	285,240	392,891	397,007	1,083,323
Clinical and other services	111,008	135,991	173,414	405,495
Total revenues	2,916,471	3,365,895	4,032,904	9,668,418
Gross profit	91,420	114,077	134,652	328,728
Selling, general, and administrative expenses	55,072	48,252	76,369	137,341
Operating income	35,668	65,825	57,603	189,627
Net income	$6,721	$27,350	$18,518	$80,758

Historical AdvancePCS:

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Revenues. Our revenues for the three months ended December 31, 2001 increased by $449 million, or 15%, compared to revenues for the three months ended December 31, 2000. The increase in revenues was primarily the result of an increase in pharmacy claims and a corresponding increase in claims processing revenue. Approximately $317 million, or 70%, of the increase in revenues was attributable to data services and a 6% increase in the number of pharmacy claims processed during the period. Claims processed increased from 108 million in the three months ended December 31, 2000 to 114 million for the three months ended December 31, 2001. Approximately 24% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 20% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 2.2 million in the three months ended December 31, 2000 to 2.7 million for the three months ended December 31, 2001. Approximately 6% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services, as well as clinical trials.

     Gross profit. Our gross profit for the three months ended December 31, 2001 increased by $22.7 million, or 25%, compared to the same period in 2000. As a percentage of revenues, gross profit was approximately 3.4% in the three months ended December 31, 2001 and 3.1% in the same period in 2000. The increase was due to a decrease in data services revenues as a percentage of total revenues. Data services revenues generally have a lower percentage margin than other services. This increase was partially offset by increased costs associated with the ramp-up of staffing in anticipation of new contracts expected to begin on January 1, 2002.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2001 decreased by $6.8 million, or 12% compared to the same period in 2000. This decrease resulted primarily from the amortization of goodwill, which was created by the PCS acquisition in fiscal year 2001. Under SFAS 142 goodwill is not amortized in fiscal year 2002. Selling, general and administrative expenses as a percentage of revenues decreased from 1.9% for the three months ended December 31, 2000 to 1.4% in the same period in 2001 also due to greater economies of scale from the integration of PCS and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses.

     Interest income and interest expense. Interest expense, net of interest income, for the three months ended December 31, 2001 decreased $8.7 million compared to the same period in 2000. The decrease was due to the reduction in outstanding debt as discussed in Note 6 — Stock and Debt Transactions — Extraordinary Loss.

     Income taxes. For the three months ended December 31, 2001 our effective tax rate was approximately 39.5%. For the three months ended December 31, 2000 our recorded income tax expense approximated an effective tax rate of 55.6%. The difference in rates is primarily due to the amortization of non-deductible goodwill.

     Extraordinary loss on early retirement of debt, net of taxes. In connection with the refinancings and the bank debt repayments, the Company recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5,314,000, net of tax.

     Diluted net income per share. We reported diluted net income per share of $0.27 per share for the three months ended December 31, 2001 compared to $0.08 per share for the same period in 2000. The weighted average shares outstanding were 89.0 million and 102.3 million for the three months ended December 31, 2000 and 2001, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding. In addition, on August 23, 2001 the Company completed the sale of nine million shares of Class A common stock.

     On October 1, 2001 the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q has been retroactively adjusted to reflect the impact of the stock split.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

     Revenues. Our revenues for the nine months ended December 31, 2001 increased by $5.6 billion, or 140%, compared to revenues for the nine months ended December 31, 2000. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $4.7 billion, or 84%, of the increase in revenues was attributable to data services and a 116% increase in the number of pharmacy claims processed during the period. Claims processed increased from 156 million in the nine months ended December 31, 2000 to 336 million for the nine months ended December 31, 2001. Approximately 12% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 145% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 3.2 million in the nine months ended December 31, 2000 to 7.8 million for the nine months ended December 31, 2001. Approximately 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services, as well as clinical trials.

     Gross profit. Our gross profit for the nine months ended December 31, 2001 increased by $194.1 million, or 144%, compared to the same period in 2000. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.4% in the nine months ended December 31, 2001 and 3.3% in the same period in 2000.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended December 31, 2001 increased by $61.0 million, or 80% compared to the same period in 2000. This increase is due largely to the acquisition of PCS. Selling, general and administrative expenses as a percentage of revenues decreased from 1.9% for the nine months ended December 31, 2000 to 1.4% in the same period in 2001 as the result of greater economies of scale and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses. This decrease also resulted from the amortization of goodwill, which was created by the PCS acquisition in fiscal year 2001. Under SFAS 142 goodwill is not amortized in fiscal year 2002.

     Non-recurring charges. The non-recurring charge of $1,760,000 ($1,074,000 after taxes, or $0.01 per diluted share) primarily represents a write-off of the human resources software previously utilized by Advance prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS. All of these severance costs were paid prior to June 30, 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the nine months ended December 31, 2001 increased $25.4 million compared to the same period in 2000. The increase resulted from the acquisition of PCS, which was partially funded by approximately $800 million in debt.

     Income taxes. For the nine months ended December 31, 2001 our effective tax rate was approximately 39.5%. For the nine months ended December 31, 2000 our recorded income tax expense approximated an effective tax rate of 46.2%. The difference in rates is primarily due to the amortization of non-deductible goodwill.

     Extraordinary loss on early retirement of debt, net of taxes. In connection with the refinancings and the bank debt repayments, the Company recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5,314,000, net of tax.

     Diluted net income per share. We reported diluted net income per share of $0.83 per share for the nine months ended December 31, 2001 compared to $0.28 per share for the same period in 2000. The weighted average shares outstanding were 66.6 million and 97.0 million for the nine months ended December 31, 2000 and 2001, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding. In addition, on August 23, 2001 the Company completed the sale of nine million shares of Class A common stock.

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

Pro Forma Results of Operations for PCS Acquisition

     The following table sets forth certain pro forma, unaudited financial data of the Company as if the PCS acquisition had taken place as of April 1, 2000. Historical revenues for Advance and PCS have been revised to reflect adoption of consistent revenue recognition policies as described in “Note 1 to Condensed Consolidated Financial Statements — Changes in Revenue Recognition.”

	Nine Months Ended
	December 31,

	2000(1)	2001(2)

	(in thousands)
Revenues:
Data services	$7,179,371	$8,179,600
Mail services	825,793	1,083,323
Clinical and other services	315,384	405,495
Total revenues	8,320,548	9,668,418
Gross profit	244,950	328,728
Selling, general, and administrative expenses	166,445	137,341
Operating income	$77,825	$189,627

(1)	Operating income would have been $112,159,000 and selling, general and administrative expenses would have been $132,111,000 if SFAS No. 142 had been adopted for the nine-month period ended December 31, 2000.

(2)	Actual AdvancePCS results for the nine month period ended December 31, 2001.

     Pro Forma AdvancePCS:

Actual Nine Months Ended December 31, 2001 Compared to Pro Forma Nine Months Ended December 31, 2000

     Revenues. Our revenues for the nine months ended December 31, 2001 increased by $1.3 billion, or 16%, compared to the pro forma revenues for the nine months ended December 31, 2000. Approximately $1.0 billion, or 74%, of the increase in revenues was attributable to data services and a 4% increase in the number of pharmacy claims processed during the period. Claims processed increased from 323 million in the pro forma nine months ended December 31, 2000 to 336 million for the nine months ended December 31, 2001. Approximately 19% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 17% increase in the number of mail prescriptions dispensed. Approximately 7% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

     Gross profit. Our gross profit for the nine months ended December 31, 2001 increased by $83.8 million, or 34%, compared to the same period in 2000 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at the two PCS mail facilities along with overall synergies resulting from the integration of PCS and related economies of scale. As a percentage of revenues, gross profit was approximately 3.4% in the nine months ended December 31, 2001, compared to 2.9% in the same period in 2000 on a pro forma basis.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended December 31, 2001 decreased by $29.1 million, or 17%, compared to the same period in 2000 on a pro forma basis. Selling, general and administrative expenses as a percentage of revenues decreased from 2.0% for the nine months ended December 31, 2000 on a pro forma basis to 1.4% in the same period in 2001. If SFAS No. 142 had been adopted for the nine months ended December 31, 2000, selling, general and administrative expenses would have been $132.1 million or, 1.6% of revenues.

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

     Operating income. Our operating income increased by $111.8 million, or 144% for the nine months ended December 31, 2001 compared to the same period in 2000 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and our headcount and costs as a percentage of revenues declined.

Liquidity and Capital Resources

     As of December 31, 2001 we had a working capital deficit of $297.5 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our revolving credit facility, which results in a net deficit in working capital. Our net cash provided by operating activities was $117.5 million for the nine months ended December 31, 2001 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During the nine months ended December 31, 2001, we used cash of $35.1 million for purchases of property, plant and equipment associated with the growth and expansion of our systems and facilities.

     Historically, we have been able to fund our operations through cash flow from operations. In fiscal years 1999, 2000, 2001, and for the nine months ended December 31, 2001, our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds.

     We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

     On August 23, 2001 the Company completed the sale of nine million shares of Class A common stock. The proceeds, net of offering costs, of approximately $291 million were used to reduce debt. The Term A debt of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B debt. In addition, during the three-month period ended September 30, 2001 the Company’s preferred stockholders converted their preferred shares totaling 65,854 shares, into 6,585,400 shares of Class B-1 common stock.

     In December 2001, the Company has securitized certain of its accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). The $150 million commitment under the facility is due December 10, 2006. The Asset Securitization Facility incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .65%. As of December 31, 2001, the Company had drawn $150 million under this facility. The Asset Securitization Facility is included in the Company’s debt balance as of December 31, 2001 and will continue to be reflected “on-balance sheet”. The Company used the proceeds to repay $150 million of its Term B debt. In addition, the Company’s $100 million interim revolver was eliminated. As of December 31, 2001 the Company’s debt consists of the following:

Term B bank debt	$151,167,000
Asset Securitization Facility	150,000,000
8 1/2 % Senior Notes	200,000,000

$501,167,000

     In addition, the Company has a $175 million revolving credit facility that expires in 2005. No amounts are currently drawn on this revolver. In connection with the bank debt repayments made in the second and third quarters of fiscal year 2002 and the securitization, the Company recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5,314,000, net of tax.

     Effective April 1, 2001 the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. In order to hedge variable rate interest payments made in conjunction with our debt we entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We have declared these agreements fair value hedges in accordance with SFAS No. 133, as amended, and have recognized the fair value of these financial instruments in the condensed consolidated balance sheet effective April 1, 2001 upon adoption of SFAS No. 133. As a portion of the debt interest rates and underlying index of the interest rate protection agreements do not coincide, the Company tests for hedge effectiveness using the hypothetical derivative method. The results of this test at December 31, 2001 indicate that the hedge is highly effective and any ineffectiveness is not significant to the results of operations. These instruments have been marked to market at December 31, 2001 with the adjustment recognized as a component of other comprehensive loss in stockholders’ equity. The fair value of our interest rate swaps, a liability of $18,238,000 at December 31, 2001, was based upon quoted market prices. Under SFAS No. 133, we have recorded a benefit of $1,466,000 to other comprehensive loss in the three months ended December 31, 2001.

HIPAA

     Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services (“HHS”) issued final Standards for Electronic Transactions in August 2000. AdvancePCS plans to meet the original compliance date of October 16, 2002 despite the extension that may be granted to Covered Entities that apply. Final Privacy Regulations were issued in December 2000 with a compliance date of April 14, 2003. These regulations govern the use and disclosure of individually identifiable health information by certain entities, and establishes new standards for electronic transmission of certain types of health care data, including on-line pharmacy claims transactions. Significant system and operational changes will be required to comply with these regulations. An assessment was completed last year comparing current practices with what the regulations require and we are in the process of implementing all required changes. We have also tentatively assessed compliance requirements under HHS’s proposed Security Regulations, which have not yet been finalized and thus for which a final effective date has not yet been established. Currently, we do not expect the cost of implementation to have a material effect to our balance sheet or cash flows in any fiscal year. We can give no assurances that our current estimate of the cost of implementation will prove to be accurate.

Legal Proceedings

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in the Employee Retirement Income Security Act (ERISA), and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. AdvancePCS has one reporting unit because the Company manages the segment based on its consolidated financial performance. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test have been measured as of April 1, 2001. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than March 31, 2002. Early application of SFAS No. 141 and 142 is permitted for non-calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of its first quarter of fiscal year 2002. See Note 2. In accordance with the transition provisions of SFAS No. 142 we have conducted the first step of the impairment test as described above. The Company assessed the fair value of the reporting unit by considering its current cash flows, recent purchase price paid for entities within our industry, the recent appraised net assets acquired from PCS, and the Company’s market capitalization. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, constructions, development, and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS No. 143 will have on its financial position or results of operations.

     In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have entered into interest rate protection agreements (“interest rate swaps” — see Note 1 to the condensed consolidated financial statements) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001, and drops to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments. In addition the Company has $200 million of 8 1/2% Senior Notes outstanding. As a result, virtually all of the Company’s debt is effectively fixed rate debt as of December 31, 2001. Due to these measures a change in interest rates would have no material effect on our statement of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Form 10-K, as amended, under the caption “Risk Factors,” as well as the following:

•	general economic and business conditions;

•	competition;

•	demographic changes;

•	new governmental regulations and changes in, or the failure to comply with, existing governmental regulations;

•	legislative proposals that impact our industry or the way we do business;

•	changes in our industry;

•	changes in Medicare and Medicaid payment levels;

•	liability and other claims asserted against us;

•	integration of PCS and realization of synergies; and

•	our ability to attract and retain qualified personnel.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in the Employee Retirement Income Security Act (ERISA), and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified, and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     We filed a Current Report on Form 8-K with the Commission on November 9, 2001, which sets forth the results of our annual meeting of stockholders held on November 1, 2001.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Exhibits

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).
3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

Exhibit No.	Exhibits

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).
10.1	Amendment No. 2 to AdvancePCS Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).
10.2	Amendment No. 1 to AdvancePCS Amended and Restated 1997 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.2 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).
10.3	Amendment No. 3 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.3 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).
10.4*	Receivables Purchase and Contribution Agreement dated as of December 10, 2001 by and among AdvancePCS Health L.P., AFC Receivables Holding Corporation, ADVP Management, L.P. and AdvancePCS.
10.5*	Receivables Sale and Contribution Agreement dated December 10, 2001 by and among AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management L.P. and AdvancePCS.
10.6*	Receivables Purchase and Servicing Agreement dated December 10, 2001 by and among Advance Funding Corporation, Redwood Receivables Corporation, ADVP Management, L.P. and General Electric Capital Corporation.
10.7*	Annex X to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated as of December 10, 2001.
10.9*	Parent Guaranty dated as of December 10, 2001 by AdvancePCS in favor of AdvancePCS Health, L.P., AFC Receivables Holding Corporation, Advance Funding Corporation and ADVP Management, L.P.

*	Filed herewith.

     (b)  Reports on Form 8-K.

     On November 9, 2001, we filed a Form 8-K announcing the results of the various proposals voted on at our annual meeting of stockholders held on November 1, 2001.

     On December 28, 2001, we filed a Form 8-K announcing that we had been served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdvancePCS (Registrant)

Date: February 12, 2002	By:	/s/ David D. Halbert David D. Halbert, Chairman of the Board and Chief Executive Officer

Date: February 12, 2002	By:	/s/ Danny Phillips Danny Phillips, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).
3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).
3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).
10.1	Amendment No. 2 to AdvancePCS Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).
10.2	Amendment No. 1 to AdvancePCS Amended and Restated 1997 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.2 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).
10.3	Amendment No. 3 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.3 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).
10.4*	Receivables Purchase and Contribution Agreement dated as of December 10, 2001 by and among AdvancePCS Health L.P., AFC Receivables Holding Corporation, ADVP Management, L.P. and AdvancePCS.
10.5*	Receivables Sale and Contribution Agreement dated December 10, 2001 by and among AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management L.P. and AdvancePCS.
10.6*	Receivables Purchase and Servicing Agreement dated December 10, 2001 by and among Advance Funding Corporation, Redwood Receivables Corporation, ADVP Management, L.P. and General Electric Capital Corporation.
10.7*	Annex X to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated as of December 10, 2001.
10.9*	Parent Guaranty dated as of December 10, 2001 by AdvancePCS in favor of AdvancePCS Health, L.P., AFC Receivables Holding Corporation, Advance Funding Corporation and ADVP Management, L.P.

*	Filed herewith.