Form 10-K
period 2002-03-31
ADVANCEPCS
filed 2002-06-28
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21447

AdvancePCS
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	75-2493381 (I.R.S. employer Identification No.)

750 West John Carpenter Freeway, Suite 1200, Irving, TX 75039
(formerly 5215 North O’Connor, Suite 1600, Irving, TX 75039)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (469) 524-4700
(formerly (469) 420-6000)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, $0.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A common stock on May 31, 2002 as reported on the Nasdaq National Market, was approximately $1,839,810,924.

     As of May 31, 2002, registrant had (1) 80,404,488 shares of Class A common stock, $.01 par value, outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2002 annual meeting of stockholders are incorporated by reference in Part III.

AdvancePCS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

•	general economic and business conditions;

•	new governmental regulations and changes in, or the failure to comply with existing governmental regulations;

•	legislative proposals that impact our industry or the way we do business;

•	changes in our industry;

•	competition;

•	demographic changes;

•	changes in Medicare and Medicaid payment levels;

•	liability and other claims asserted against us;

•	changes in our relations with our clients; and

•	our ability to attract and retain qualified personnel.

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

PART I

Item 1. BUSINESS

     The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended March 31, 2002. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” or “us” refer to AdvancePCS.

Overview

     We are a leading provider of health improvement services in the United States. As the largest pharmacy benefit management company, or PBM, based on number of lives covered, we currently serve more than 75 million health plan members and manage approximately $28 billion in prescription drug spending on an annualized basis on behalf of our health plan sponsors. In addition, we offer a wide range of other health improvement products and services, such as prescription discount cards for the uninsured and under-insured, web-based programs, disease management, clinical trials and outcomes studies. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs.

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

Industry Background

     Prescription drug costs in the United States is the fastest growing component of health care costs. The U.S. Centers for Medicare & Medicaid (CMS) estimates that prescription drugs accounted for approximately 9.5% of U.S. health care expenditures in 2001, representing approximately a 16.1% increase in expenditures over those in 2000. CMS projects that the cost of prescription drugs will rise between 10% and 15% per year through 2010. We believe factors contributing to this trend include:

•	higher drug utilization due to the growing use of pharmaceuticals as a first line of attack in disease treatment;

•	increasing availability of pharmacy benefits to health plan members;

•	an aging population;

•	increasing direct-to-consumer advertising by pharmaceutical manufacturers;

•	an expected increase in new drug introductions, primarily due to increases in research and development spending by pharmaceutical companies, as well as more rapid drug approval by the U.S. Food and Drug Administration or FDA; and

•	high costs for newly-developed, more effective drug therapies and an increasing pipeline of biotechnology pharmaceuticals.

     PBMs were first formed during the 1970s to provide health plan sponsors with a more efficient and less costly means of managing their members’ prescription drug benefit, particularly the processing of pharmaceutical claims. In recent years, managed care has evolved from a short-term, cost-driven model to a long-term, medical outcomes-based model, where the overall cost and quality of patient care are both key considerations of the health plan sponsor. While PBMs continue to process hundreds of millions of pharmaceutical claims per year, PBMs have also developed additional services, including mail order pharmacy fulfillment in the 1980s and point-of-sale claims processing, formulary development and other clinical services in the 1990s. By designing and implementing effective pharmacy benefit plans and formularies, PBMs gained the ability to influence the choice of pharmaceuticals used by a health plan’s members. PBMs use their formulary influence and increased purchasing power to negotiate both rebates from pharmaceutical manufacturers and discounts from retail pharmacies in order to generate savings for health plan sponsors.

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

     Medicare, the primary health insurer for more than 37 million Americans over the age of 65, does not currently offer an outpatient prescription drug benefit. Several legislative proposals are under consideration in Congress to provide Medicare recipients with outpatient drug benefits. The terms of the current proposals vary and there can be no assurance of actual implementation of such a benefit. Depending on the approval and final design of a Medicare drug benefit, PBMs could play a significant role in its administration.

Our Competitive Advantages

We are the largest PBM in the industry

     As the largest PBM based on number of lives covered, we currently serve more than 75 million members enrolled with our health plan sponsors. We operate through a network of approximately 60,000 retail pharmacies and, on an annualized basis, we estimate that we manage more than 550 million pharmacy claims representing approximately $28 billion in prescription drug spending. Our large member base gives us significant leverage when negotiating rebates and discounts from pharmaceutical companies and retail pharmacies. In addition, we believe that our mail service pharmacies are of sufficient scale and capacity to effectively compete on large contracts. As the industry leader based on number of lives covered, we intend to position ourselves as the first choice of health plan sponsors who need a PBM with scale and scope to help effectively manage their growing prescription drug costs.

We maintain an independent status

     We benefit from our independent status, as we are not controlled by a pharmaceutical manufacturer, retail pharmacy or health plan sponsor. We believe this independence is valued by health plan sponsors for the inherent choice and impartiality we are able to provide.

We offer a wide range of health improvement products and services

     We believe we have one of the widest ranges of health improvement products and services in the industry. We provide a broad range of PBM products and services complemented by consumer and information products and technology solutions. Our PBM products and services include data, clinical and mail order services. Our data service operations process prescription claims through our retail pharmacy network. Our clinical services perform formulary design and compliance services as well as provide proprietary decision support tools. Our mail pharmacy services provide our members with the convenience of having prescriptions delivered through the mail.

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

We have a diverse client base with substantial penetration across all key client segments

     Historically, we have had strong client relationships with BlueCross BlueShield companies and other managed care organizations which together represent approximately half of our prescription claims volume. We have also focused on and developed expertise in serving self-insured employers, insurance carriers and government plans. We currently have a diverse client base and substantial market penetration among each of these major target client groups.

We have a focused and experienced management team with an established track record in growing our business and integrating acquisitions

     Our management team, including our founder and chief executive officer, David D. Halbert, has consistently delivered strong operating and financial results through internal growth and the acquisition and successful integration of several companies. During the last eight fiscal years, we have grown significantly, with total revenues increasing from approximately $64.4 million in fiscal year 1995 to approximately $13.1 billion in fiscal year 2002 and EBITDA increasing from approximately $1.8 million in fiscal year 1995 to approximately $300.4 million in fiscal year 2002.

     We now have approximately 6,000 employees and contractors and an experienced senior management team. On October 2, 2000, we acquired PCS Holding Corporation (PCS), a pharmacy benefit management company that was wholly-owned by Rite Aid Corporation. We have successfully completed most of the steps in integrating PCS that are necessary for us to operate as a single, combined company. In addition, we have successfully integrated the following seven acquisitions in the past four years:

•	Innovative Medical Research, Inc., which conducts clinical trials and survey research for the pharmaceutical and managed care industries, in 1998;

•	Baumel-Eisner Neuromedical Institute, Inc., which conducts neurological and psychiatric clinical trials of investigational new drugs on behalf of the pharmaceutical industry, in 1998;

•	Foundation Health Pharmaceutical Services, the pharmacy benefit operations of Foundation Health Systems, Inc., now known as Health Net, in 1999;

•	First Florida International (FFI), which provides PBM services as well as unique direct-to-consumer capabilities, in 2000;

•	Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (TheraCom), which provides specialty pharmacy services in the biotechnology arena, in 2001;

•	Consumer Health Interactive, Inc. (CHI), an internet health portal development company, in 2001; and

•	iScribe software code and other assets relating to physician connectivity, in 2001.

Strategy

     Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs. In order to accomplish this mission, we plan to:

Increase sales penetration to existing customers

     One of our primary growth strategies is to increase sales penetration of our health improvement services within our existing customer base. We offer a broad array of disease management, clinical and research products, developed internally for specific client segment needs and through acquisitions. We are cross-selling into our different customer bases the full suite of programs. For example, the customers in the employer group segment, are increasingly interested in our disease management programs that we originally developed for health plans. Similarly, certain clinical programs and services that we have acquired are being introduced across our customer base.

Increase specialty pharmacy services

     We also plan to increase sales of specialty pharmacy services, our newest product offering, to our existing customers. In June 2001, we launched AdvancePCS SpecialtyRx to improve the management of patients using injectable and other high technology drugs, through a joint venture with Priority Healthcare; and in August 2001, we acquired TheraCom to provide customized services around complex emerging biotechnology therapies and the significant patient management needs associated with those therapies. We are able to offer our clients a fully integrated pharmaceutical care management program designed to encourage appropriate drug utilization, competitive pricing and comprehensive integrated reporting for better cost management, and PBM based electronic claims processing for greater administrative ease. As of May 31, 2002, we have successfully sold specialty pharmacy services to clients representing approximately 10 million lives and already have begun providing services for clients representing 8 million of those lives. In addition, we intend to continue to market TheraCom service offerings as part of the AdvancePCS specialty pharmacy services.

Increase our mail service penetration

     We believe that our mail services reduce costs to health plan sponsors through volume purchasing, generic dispensing and higher rebates through greater formulary compliance. Historically, we have not promoted our mail pharmacies aggressively, as we did not have the scale to operate mail pharmacy services efficiently. However, with our scale and recent growth in mail service, we see a significant opportunity to profitably expand penetration of our mail order business, which provides lower costs for our health plan sponsors and convenience of home delivery to their members.

     We plan to increase the percentage of the prescriptions filled by our mail pharmacies by aggressively promoting our mail services to the members of our health plan sponsors. We estimate that we manage more than 550 million pharmacy claims on an annualized basis and of these less than 10% of the prescriptions for these claims are filled by our mail pharmacies. We believe that our primary competitors are filling a significantly greater proportion of their members’ prescriptions through mail service.

Increase our core health plan sponsor customer base

     The number of members served by our programs has increased from an estimated 5.2 million at March 31, 1995 to more than 75 million at March 31, 2002. We plan to continue to grow our customer base by marketing our scale and comprehensive service offerings to a broader range of health plan sponsors. We believe that our increased size and ability to negotiate higher rebates and discounts make us more attractive to our clients. Since the announcement of the PCS transaction, we have entered into multi-year contracts with new clients representing over 10 million lives. In addition, we have successfully renewed all major customer contracts that have been bid since the PCS transaction.

Further develop web-based capabilities and pursue new technology initiatives

     Our health plan sponsors are increasingly interested in the convenience of technology-enabled, pharmacy-related products and services for their members. We provide our clients with comprehensive web-based solutions, which include web-enabled PBM functions, such as online refills and online prescription drug history, web-based content and web site development services for health plan sponsors. We plan to expand our current web-based product offerings, which would include developing new initiatives to offer broader medical content to health plan sponsors and to empower consumers by involving them more directly in their medical care. We are also currently working with health plan sponsors to develop web-enabled pharmacy services on their respective web sites for members. For example, we offer health plan sponsors online access to plan performance and other management reports and industry trend information as well as the capability to exchange eligibility data online.

     In response to client demand for their own e-health solutions, we provide web development services for health plan sponsors and an e-health portal. We develop e-health web portals for our clients by either co-branding our own e-health portal or creating a completely customized private-label web site on their behalf. We developed our own e-health portal, BuildingBetterHealth.com, which provides consumers a comprehensive source of health, wellness and medical information, including access to medical and drug encyclopedias, an extensive medical library, medication guides, diet and nutritional resources, information about diseases, pregnancy, child and elder care, current news articles about health care developments and related content.

     In addition, we intend to continue to explore and implement new technologies to enable us to more effectively deliver our products and services. For example, we are currently participating in pilot programs that support the development of emerging technology solutions using handheld devices that provide enhanced point-of-care prescribing capabilities to physicians. These devices provide timely information, such as patient histories, formulary checks and drug utilization reviews to physicians at the point-of-care to allow for electronic transmittal of prescriptions. During fiscal year 2002, we acquired the assets of iScribe to enhance our physician connectivity capabilities. Further, we are a founding partner in a venture, RxHub, that will develop an electronic exchange to enable physicians who use electronic prescribing technology to link to pharmacies, PBMs and health plan sponsors that their patients use. As a result, we expect improved formulary compliance, better outcomes and lower costs for us and our health plan sponsors in the future.

Continue to gain efficiencies from our acquisition of PCS

     Through the acquisition of PCS, we have created significant cost saving opportunities and increased negotiating leverage with pharmaceutical manufacturers and retail pharmacies. We expect to continue to realize synergies from the integration of PCS. The integration has already involved the renegotiations of existing contracts with pharmaceutical manufacturers and retail pharmacy chains and the consolidation of some operations to maximize the efficiency of our combined infrastructure. Future synergy opportunities exist in streamlining operations and developing additional efficiencies through our scale.

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

Recent Acquisitions and Joint Ventures

     In December 2001, we purchased software code and other assets of iScribe to expand our capabilities and expertise in the area of physician connectivity. We believe that this acquisition supplements our efforts to develop mobile electronic applications that deliver pharmacy benefit and prescribing information to physicians and other healthcare team members at the point of care. iScribe’s technology will enhance our communications with physicians through wireless and online technology. As we develop this technology, we plan to provide physicians hand-held and online access to formulary guidelines, patient drug histories, drug interaction information and alternate therapy choices. By providing physicians this information before a prescription is written, patient care and service can be improved and we can reduce the costs for health plans and lower copays for patients. Ultimately, we believe this technology will allow physicians to transmit prescriptions to the patient’s pharmacy through RxHub, our electronic exchange joint venture.

     In August 2001, we acquired TheraCom, a specialty pharmacy provider based in Bethesda, Maryland. TheraCom is a focused specialty pharmacy company that provides customized services relating to complex and emerging biotechnology therapies and the significant patient management needs associated with those therapies. TheraCom has substantial experience providing distribution and related services to the biotechnology industry, including product coverage advocacy, insurance verification, reimbursement processing, pharmacist counseling and intervention, clinical and dosage monitoring, adherence counseling, nurse training and in-home nursing coordination. TheraCom also provides Internet, direct marketing, advertising and product launch support services. TheraCom is a licensed pharmacy offering nationwide dispensing services, as well as a licensed wholesaler for distribution orders. We maintained TheraCom and its employees at its present location. TheraCom management, including founders Robert Dresing, chairman, and Mark Hansan, president and chief executive officer, continue to direct its operations. The TheraCom transaction was accounted for under purchase accounting rules.

     In July 2001, we established a joint venture with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. This joint venture, operating under the name AdvancePriority SpecialtyRx, provides our customers with comprehensive, quality specialty pharmacy services. We have a 51% ownership share in the joint venture and Priority Healthcare Corp. has a 49% interest. Priority Healthcare Corp. is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services.

     In January 2000, we acquired a 19% interest in CHI, an internet health portal development company. Effective September 30, 2001 we acquired the remaining equity interests of CHI. CHI is a San Francisco-based provider of web-based marketing and operational solutions for managed care organizations. CHI’s flagship product, ConsumerDirect, is a private label e-health portal that enables members and non-members of various health plans to access health improvement information and services. CHI has built destination portals for leading clients such as Blue Shield of California, Blue Cross Blue Shield of Massachusetts and Blue Cross and Blue Shield of Minnesota.

Health Improvement Products and Services

PBM Services

     We offer a broad range of data, mail and clinical services to our customers through our PBM operations. We provide value by improving the level of care and lowering the costs associated with a pharmacy benefit plan.

     Data Services. Through our data services operations, we processed more than 456 million prescription claims for health plan sponsors in fiscal year 2002. We also administer a network of approximately 60,000 retail pharmacies that has agreed to provide prescription drugs to individual members of our health plan sponsors at pre-negotiated prices. The retail pharmacies in our network are linked to us through our online, real-time claims processing systems that are designed to significantly reduce the cost of processing prescriptions for those linked pharmacies. When a member of one of our health plan sponsors presents a prescription or health plan identification card to a retail pharmacist in our network, our online system provides the pharmacist with the following information:

•	verification of whether the individual is eligible for benefits;

•	the prescription benefits the individual’s health plan has selected, including whether the drug to be dispensed is included on the health plan’s formulary and the individual’s co-payment obligation;

•	the amount the pharmacy can expect to receive as payment for its services; and

•	an alert message to warn the pharmacist of possible interactions, including drug-drug, drug-food, drug-age and drug-pregnancy interactions.

On behalf of health plan sponsors, we aggregate all pharmacy benefit claims on a system-wide basis and facilitate payments to retail pharmacies.

     Mail Services. We believe that our mail pharmacies reduce costs to health plan sponsors through volume purchasing, generic dispensing and higher rebates through greater formulary compliance. Mail service is ideal for maintenance medications because of the convenience of home delivery and improved patient compliance through methods such as refill reminders. Our mail pharmacies currently dispense almost thirteen million prescriptions on an annualized basis, typically in the form of a three-month supply of medications for chronic conditions. Our mail service operations are highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To enhance accurate dispensing of prescriptions, our mail service system is equipped with automated quality control features and a registered pharmacist inspects each prescription.

     Our mail pharmacy operations are located in Fort Worth, Texas and Birmingham, Alabama. We have consolidated our Richardson, Texas mail pharmacy operations into our larger facilities in Fort Worth, Texas and Birmingham, Alabama. In April 2001, we announced plans to open a new mail service pharmacy near Wilkes-Barre, Pennsylvania. This new state of the industry facility will begin operation in mid-October 2002. It will be capable of processing 500,000 prescriptions per week when developed to full capacity.

     While the majority of our mail service prescriptions are currently submitted through the mail, we will continue to promote our web-based capabilities to further reduce the costs associated with prescription refills. For additional information on our web-based capabilities, see “– Web-based Health Improvement Products and Services” below.

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

Specialty Pharmacy

     On June 18, 2001 we announced the launch of our specialty pharmacy business, AdvancePCS SpecialtyRx, to provide our clients with a single-sourced solution to their complex and growing specialty pharmacy needs. We entered the specialty pharmacy business to further our goal of improving overall health care for patients using injectable and other expensive, high-technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. Specialty pharmacy services focus on pharmaceutical products that generally are biotechnological in nature and are given by injection. These services traditionally are used by small patient populations with chronic, often complex diseases requiring challenging regimens and a high level of clinical expertise. Costs for individual therapies average approximately $18,000 annually, but can range up to $200,000 annually.

     In forming this specialty pharmacy business we established a joint venture with Priority Healthcare Corp. under the name AdvancePriority SpecialtyRx, which provides our customers with comprehensive, quality specialty pharmacy services. In addition, we provide customized services around complex and emerging biotechnology therapies and the significant patient management needs associated with those therapies through our wholly-owned subsidiary, TheraCom. TheraCom has substantial experience providing distribution and related services to the biotechnology industry, including product coverage advocacy, insurance verification, reimbursement processing, pharmacist counseling and intervention, clinical and dosage monitoring, adherence counseling, nurse training and in-home nursing coordination. TheraCom also provides Internet, direct marketing, advertising and product launch support services.

Consumer Card Services

     According to the U.S. Census Bureau, in 1999 approximately 43 million Americans had no health insurance coverage. We estimate that approximately 17 million more Americans do not have outpatient prescription drug coverage included with their health insurance. Additionally, millions of Americans with outpatient drug coverage have inadequate benefits. We provide services to make prescription drugs more affordable for groups and individuals that have limited or no prescription drug insurance coverage. Through our discount cash card services, participants receive a discount on covered prescription drugs at the point of sale, thereby reducing their prescription drug costs. We are able to achieve our goal of providing prescription drugs to consumers at reduced prices by negotiating rebates on prescription drugs from pharmaceutical manufacturers and discounts from retail pharmacies based on our size and ability to influence market share. In order to maximize the cost savings to participants, we also provide messages to pharmacies participating in the programs to inform them of clinically appropriate alternative drugs that may have a lower out-of-pocket cost for the patient. In addition to cost savings, patients benefit by participating in our drug program by allowing us to capture the patients’ drug history and to identify and alert the dispensing pharmacist to any potential drug interactions.

     We currently have five discount cash card programs. Three of our programs have more than 40,000 participating retail pharmacies nationwide and include a mail service option to provide additional savings to participants. Currently, we market our programs under MatureRx®, femScript® and AvidaRx™, which we acquired through our acquisition of FFI. We also provide private label discount cash card programs for customers. MatureRx is designed to meet the needs of senior citizens that are beneficiaries of Medicare, which does not currently cover the cost of prescription drugs, by reducing their costs for prescription drugs. FemScript is designed to help women obtain prescription coverage for oral contraceptives and estrogen replacement therapies. AvidaRx and the AdvancePCS private label discount cash card programs offer savings on preferred products to participants. In addition, we launched the AdvancePCS RxSavings Plan, which is a direct to consumer offering. The AdvancePCS private label discount cash card program and the RxSavings Plan offer savings on a broad range of products to participants through approximately 47,000 participating retail pharmacies nationwide.

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

     PBM Services. Our online pharmacy services allow us to both reduce costs and improve service. When visiting our web sites, members of our health plan sponsors can place orders for prescriptions, check order status, locate network pharmacies and review formulary information, which saves processing and customer service costs. We believe a key differentiating characteristic of our online PBM services is the ability of patients to access online a confidential and complete history of all prescriptions dispensed to them. In addition, we continue to work with our health plan sponsors to develop interfaces that enable them to seamlessly link into our PBM services through their own web sites. For example, we offer health plan sponsors online access to plan performance and other management reports and industry trend information as well as the capability to exchange eligibility data online.

     Client Services. In response to client demand for their own e-health solutions, we provide web development services for health plan sponsors, an e-health portal and an online drugstore. We develop e-health web portals for our clients through our wholly-owned subsidiary CHI by either co-branding our own e-health portal or creating a completely customized private-label web site on their behalf. CHI assisted us in the development of our corporate e-health portal, BuildingBetterHealth.com, which provides consumers a comprehensive source of health, wellness and medical information, including access to medical and drug encyclopedias, an extensive medical library, medication guides, diet and nutritional resources, information about diseases, pregnancy, child and elder care, current news articles about health care developments and related content. In addition, our online drugstore AdvanceRx.com offers consumers the further convenience of shopping for other drugstore products while filling their prescriptions online or visiting BuildingBetterHealth.com or one of the other web sites that we developed for health plan sponsors. AdvanceRx.com offers over-the-counter products, health and beauty products, vitamins and nutritional supplements, medical supplies and similar products, covering over 7,000 different SKUs.

Disease Management and Other Health Improvement Programs

     Disease Management. We help health plan sponsors manage the cost and treatment of specific chronic diseases by improving medical outcomes and lowering the cost of health care delivery. Our programs are designed to support the quality initiatives and fulfill the third party accreditation requirements, such as those of the National Committee on Quality Assurance, of our health plan sponsors. These programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high risk indications.

     Our disease management programs are executed by a dedicated team of clinicians and managed care professionals and typically have five principal elements:

•	Data integration. We compile and analyze medical, laboratory, pharmacy and other relevant data for a particular group of health plan members.

•	Case finding. We identify patients from the group who have the specific disease and stratify them for targeted interventions.

•	Treatment assessment. We compare treatment received by identified patients with nationally accepted treatment guidelines. We also assess physician knowledge of clinical guidelines for targeted interventions.

•	Targeted interventions. We intervene with identified patients by educating them about their disease and providing self-management tools. We also provide physicians with treatment guidelines, patient profiles and patient management tools. Finally nurse outreach and case management intervention programs are applied to the more challenging care coordination and monitoring cases.

•	Outcomes analysis. We measure the results of the intervention by tracking the identified patients’ medical outcomes and monitoring ongoing compliance with their treatment programs.

     We have designed disease management programs for cardiovascular secondary risk reduction, asthma, diabetes, heart failure, depression and hypertension. We have approximately 16 million eligible members who are enrolled in health plans currently under contract for one or more of our programs. We believe our disease management programs are supported by our ability to assess quality of life, quality of care and overall satisfaction with the disease management programs. We also assess the economic benefit of the programs to our health plan sponsors.

     The Company has established the Centers for Health Improvement. Beginning in fiscal year 2001, we packaged our disease management programs into population-based initiatives. These six Centers target a specific population and focus on data analysis, survey research, and behavior change models, to create a 4 step process whereby our clients may learn more about the particular challenges and barriers to change these populations may exhibit in being helped and empowered to make the correct healthcare and drug therapy choices, both from a quality and cost standpoint. Patient education, therapy compliance, and empowered interaction with their caregivers are key components of these intervention strategies. From these research activities, the AdvancePCS Clinical Division has taken a leadership position in developing new and measurable health improvement capabilities and products. Examples of our Centers:

     The Center for Work and Health. Our Center for Work and Health focuses specifically on employer group clients and the impact that illnesses have on losses in productive hours of work. In this regard, the Center for Work and Health views health care dollars as an investment in human capital that needs to be effectively managed to improve the quality of life of employees and to reduce lost productive hours and absenteeism due to illness. The Center for Work and Health focuses on health problems that both have a substantial impact on productivity and can be improved, such as arthritis pain, back pain, musculoskeletal pain, depression, diabetes, gastrointestinal disorders, allergic rhinitis, migraines and numerous other conditions. Many of these conditions are common in working populations and are under-diagnosed, not adequately managed and under-treated. Strategies that facilitate effective care are likely to improve outcomes and, as a result, reduce lost hours of productivity. We believe these results are particularly valuable to our employer group clients, who are responsible for the cost of medical care and benefit economically from a reduction in lost productivity.

     The Center for Healthier Aging and Patient Safety. Our Center for Healthier Aging and Patient Safety encourages better health for elderly and the chronically ill through preventative and interventional programs designed to promote the appropriate use of pharmacy therapy and reduce overall health care costs for these patients. Through focused data analysis, we work to assure that medications provide their intended advantages with minimal unintended adverse effects. We also work with pharmaceutical manufacturers to evaluate appropriate medications and medication information for elderly patients and their physicians. As a result, we believe that our emphasis on effective care for the elderly will increase our visibility in the marketplace and position us to take advantage of any future Medicare drug benefit opportunities.

     The other population focused Centers are Center for School and Health (school aged patients), Center for Women’s Health (women), Center for Priority Populations (Medicaid) and Center for Specialty Care (persons with rare or very complicated disease states).

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

     Our outcomes studies services include conducting studies to further the understanding of the characteristics of diseases and to develop simple to use tools, such as questionnaires and decision trees, for diagnosing diseases. In addition, we develop measurements for monitoring patient medical outcomes and determine how to best influence the health status of individuals. We also evaluate the direct and indirect costs of health care, as well as conduct surveys to evaluate physician knowledge and behavior in order to develop individualized educational materials for each physician.

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

Clients

     We generate a significant portion of our revenues from contracts with health plan sponsors. Blue Cross and Blue Shield Association Federal Employee Program (FEP) accounted for 11% and 13% of the Company’s revenues for the years ended March 31, 2001 and 2002, respectively. Health Net, formerly Foundation Health Systems (FHS), accounted for 41% and 14% of the Company’s revenues for the years ended March 31, 2000 and 2001, respectively. Health Net accounted for less than 10% of the Company’s revenues in fiscal year 2002. Government contracts, including state and federal, represented approximately 19% of our client base in fiscal year 2002. No other customer accounted for over 10% of the Company’s revenues in fiscal years 2000, 2001, or 2002.

     Historically, we have had strong client relationships with BlueCross BlueShield companies and other managed care organizations. We have also focused on and developed expertise in serving self-insured employers, insurance carriers and government plans. We now have a diverse client base and substantial market penetration among all major target client groups.

Sales, Marketing and Service

     As of March 31, 2002, we had a staff of more than 700 sales and support people. Our sales force is supplemented by client service representatives in more than 30 offices throughout the United States. As part of our strategy to expand our client base, we have reorganized our sales force into teams focused on each client segment. Through this reorganization, our sales force is able to focus on the specific characteristics and needs of our current and prospective clients in each segment.

     The sales process for health plan sponsors usually lasts a minimum of six to nine months and sometimes can extend for a year or longer. Often, we initiate the sales process with potential clients at our most senior levels. A staff of sales representatives uses a team approach to work with a number of senior level individuals within a health plan sponsor. In this manner, we are able to work with health plan sponsors at multiple levels within their organizations and our health plan sponsors have multiple contacts within our organization.

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

     In addition, we commit to our health plan sponsors that the individuals enrolled in their plans will receive high quality member service. To fulfill this promise, we manage three advanced call centers staffed with over 1,200 member service representatives who are available to answer incoming calls 24 hours a day, seven days a week. In order to service our growing customer base, we are expanding into a fourth call center which will give us coverage in all four time zones in the continental United States. For the year ended March 31, 2002, our call centers received approximately 316,000 calls per week, on average.

Suppliers

     On April 1, 2001, we entered into a three-year agreement with a wholesale distributor, Amerisource Bergen, to be our primary supplier of pharmaceuticals to our mail pharmacies. We believe our supplier arrangements are more than adequate and we maintain strong relationships with back-up wholesalers and suppliers. In addition, we believe alternative suppliers can be utilized without any disruptions. If a drug is not in our inventory, we can generally obtain it from either a primary or secondary supplier within one or two business days. We believe it would be relatively easy to switch from one supplier to another. Other than with respect to our mail pharmacies, we do not purchase products for retail pharmacies or otherwise supply products to them. Retail pharmacies typically have their own arrangements with wholesale distributors or pharmaceutical manufacturers.

Information Systems

     Information technology systems are a critical part of our business. We maintain a number of separate, proprietary systems that are designed to efficiently support our specific departments, yet are compatible for electronic data interchange. Our information technology systems are highly scalable and run on a variety of platforms. We have an experienced systems staff of more than 900 employees. We maintain extensive preventative measures to protect against disaster, including redundancy in all aspects of processing, telecommunications and power sources.

     As part of our integration efforts with PCS, we moved our Richardson, Texas data center into our Scottsdale, Arizona data center. Although we combined physical locations, we are continuing to maintain our separate data processing platforms in order to avoid client disruptions associated with conversion. The Scottsdale, Arizona data center has received ISO 9002 certification from the International Organization for Standardization, the world’s foremost quality standards organization, and has also received an exceptional audit grade from registrars with the professional services firm, Deloitte & Touche LLP.

Competition

     We compete with a number of national companies, including Merck-Medco Managed Care, LLC, or Medco, a subsidiary of Merck & Co., Inc., or Merck, a pharmaceutical manufacturer, Express Scripts, Inc. and Caremark Rx, Inc. On January 29, 2002, Merck announced plans to establish Medco as a separate, publicly traded company; and on April 17, 2002, Merck filed on Form S-1 to register shares of Medco’s common stock in a proposed underwritten public offering. In addition, we compete with a number of local and regional PBMs and mail order pharmacies, some of which may be owned by health plans or retail pharmacy chains. These competitors may possess purchasing and other advantages over us that could allow them to price competing services more aggressively than we can because of their market position, affiliations and other aspects of their businesses.

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

     Among the federal and state laws and regulations that affect aspects of the PBM business are the following:

     Regulation of Confidentiality of Patient Identifiable Information. Government regulation of the use of patient identifiable information has grown substantially over the past several years and is likely to increase further in the future. Many states have recently enacted laws dealing with the use and disclosure of health information, and this is expected to be an area of significant activity in many states this year again. The proposals vary widely, some relating to only certain types of information, others to only certain uses and yet others to only certain types of entities. Texas, California and New York are some of the larger states that focused on health information privacy this year. Numerous proposals have been circulated at the state and federal level and there is no assurance that these proposals, if adopted, will not have a material adverse effect on our business, profitability and growth prospects. The programs that we offer our health plan customers are information-based, utilizing aggregated and anonymous data, as well as patient-specific information, depending upon the needs of the customer. Further government restrictions on the use of patient identifiable information could adversely affect our ability to promote formulary compliance and to conduct health improvement programs and outcomes studies, as well as our business growth strategy based on these programs.

     In the absence of comprehensive federal privacy legislation, in December 2000, the Department of Health and Human Services, or HHS, issued final regulations regarding the privacy of individually identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This final privacy rule applies to both electronic and paper records and imposes extensive requirements on the way in which cover entities, health care providers, health plans, and health care information clearinghouses and their business associates use and disclose protected information. This final rule gives patients significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, are required to obtain patient consents for treatment, payment and health care operations. For all uses or disclosures of protected information that do not involve treatment, payment or health care operations, the rule requires all covered entities to obtain a valid patient authorization, which is more demanding than consent. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. In March 2002, HHS published a Notice of Proposed Rule Making that, if adopted, would change certain requirements and affect current implementation strategies already underway. The compliance date for the final privacy rule is April 14, 2003. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions. Additional guidelines on the application of the final privacy rule are expected to be released in the near future and these could impact the manner in which we use or disclose protected health information.

     HHS also published in 2000 a final rule on transaction standards and code sets, which establishes requirements for the use of particular standard formats for reporting health care claims to payors. Ultimately, public and private payors will refuse to accept claims that do not utilize these formats. The health care industry will need to adapt to these new standards. Compliance will add to our regulatory burden.

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

     Due to the complex and controversial nature of the HIPAA regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect. However, as currently written, they will likely increase our burden of regulatory compliance with respect to our health improvement programs and other information-based products and may reduce the amount of information we may use if patients do not consent to its use. There can be no assurance that the restrictions and duties imposed will not have a material adverse effect on our business, profitability or growth prospects.

     Even without new legislation and beyond the final federal HIPAA regulations, individual health plan sponsors could prohibit us from including their patients’ medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

     Anti-Kickback Laws. Subject to certain exceptions, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal health care program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal health care programs. Several states also have similar laws, known as “all payor” statutes, which apply anti-kickback prohibitions beyond services for which federal health care program payments may be made. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil sanctions and exclusion from participation in federal health care programs. State anti-kickback laws vary and have rarely been interpreted by courts. However, in several cases, courts have ruled that contracts that violate anti-kickback laws are void as a matter of public policy.

     The federal anti-kickback statute has been interpreted broadly by courts, by the Office of Inspector General, or OIG and within administrative tribunals. Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are “product conversion programs” in which benefits are given by pharmaceutical manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. These laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to physicians or pharmacists in connection with such programs.

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

     We believe that we are in compliance with the legal requirements imposed by these laws and regulations and we believe that there are material differences between the drug-switching programs about which the OIG has raised concerns and the programs we offer to our customers. To date, the government has not, to our knowledge, commenced enforcement actions under the anti-kickback statutes against PBMs with regard to their negotiation of discounts, rebates and administrative fees from drug manufacturers in connection with drug purchasing and formulary management programs, or their contractual agreements with pharmacies that participate in their networks, or their relationships with their health plan customers. However, in June of 2000, MIM Corporation, a PBM, settled a lawsuit with the federal government and the State of Tennessee asserting that it had defrauded the Tennessee Medicaid program in managing its prescription drug benefit by making false claims and diverting payments.

     In June 1998, the United States Attorney’s Office for the Eastern District of Pennsylvania began a civil investigation into whether rebates and other payments made by pharmaceutical manufacturers to PBMs, or payments made by PBMs to retail pharmacies or others, may violate the anti-kickback laws or other federal laws. To date, no specific prosecutions or settlements have been made public. As part of this investigation, in November of 1999, prior to our acquisition of PCS, PCS received a subpoena from the OIG requesting records and data about PCS’s programs. In May 2001, AdvancePCS turned over documents responsive to the subpoena. There is litigation pending in the Eastern District of Pennsylvania regarding further enforcement of the subpoena and other matters relating to the propriety of the United States Government’s investigation. It is impossible to predict the outcome.

     The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked these manufacturers to provide copies of documents relating to their agreements with us. We believe subpoenas have been issued to other PBMs and pharmaceutical manufacturers as well. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. We believe that our programs and those programs of PCS prior to the acquisition are in compliance with the requirements imposed by the anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects. For more information regarding the OIG investigation, see “– Legal Proceedings and Government Investigations” below.

     OIG Study. The OIG Office of Evaluation and Inspections, which seeks to improve the effectiveness and efficiency of the HHS’s programs, issued a report on PBM arrangements on April 15, 1997. The report was based primarily on a nationwide survey of HMOs that use PBMs and examined the benefits of and concerns raised by, the HMOs’ relationships with PBMs.

     The report identified concerns about the potential for bias resulting from alliances of PBMs and pharmaceutical manufacturers and the lack of oversight by HMOs regarding the performance of PBMs in delivering quality services to health plan members. The report recommended that CMS and state Medicaid programs should include stronger oversight provisions in their risk contracts with HMOs by requiring HMOs to review the performance of the PBMs with which they contract. The report also recommended that CMS the FDA and the Health Resources and Services Administration, working with outside organizations, should develop quality measures for pharmacy practices that can be used in managed care settings. We intend to closely monitor these agency actions and whether these actions would have any impact on our business.

     ERISA Regulation. We have agreements to provide PBM services to a number of self-funded corporate health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which regulates employee pension and health and welfare benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. In past decisions, the United States Supreme Court and other federal courts have generally declined to extend fiduciary status to managed care organizations that contract with ERISA plans. However, future cases involving PBMs could be decided differently and if we were deemed to be a fiduciary, we could potentially be subject to claims over benefit denials. In addition, we could also be subject to claims for breaching fiduciary duties in connection with the services we provide to the plan.

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in ERISA and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit. For more information regarding this action, see “Legal Proceedings and Government Investigations” below.

     In March 1998, Mulder v. PCS Health Systems, Inc. was filed as an alleged class action lawsuit, contending that we are an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs. We have denied all allegations of wrongdoing and are vigorously defending this lawsuit. For information regarding this action, see “– Legal Proceedings and Government Investigations” below.

     ERISA prohibits a “party in interest” to a plan from engaging in certain types of transactions with the plan, including purchases, sales and loans, in the absence of an available exemption. Violations are subject to civil and possibly criminal liability. By providing services to these plans, we are subject to the restrictions on a party in interest. We believe that we are in compliance with these provisions of ERISA. However, we can provide no assurance that the government would not challenge our practices.

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

     The FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor’s or clinical investigator’s obligations related to the study of the drug. In October 1998, the FDA announced that the agency would give Institutional Review Boards, or IRBs, the independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of the physicians conducting the clinical trials, or clinical investigators. Recently, public concern over the conduct of clinical trials for drugs has grown and scrutiny of the authority and the role of IRBs, as well as the oversight of clinical trials for drugs has increased. New regulations or standards may be enacted that would increase the regulatory compliance burden on those involved in clinical investigations.

     We believe that we meet our regulatory responsibilities with regard to our involvement in clinical trials. However, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. We cannot assure you that the FDA will not at some point consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the FDCA are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties, which include fines and imprisonment.

     Managed Care Reform. Legislation is being debated on both the federal and state level and has been enacted in several states, aimed primarily at improving the quality of care provided to individuals enrolled in managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary, give health plan members the right to sue their health plans for malpractice when they have been denied care and mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals under consideration by Congress and state legislatures, and enacted by states, to date vary greatly, and the extent to which future legislation may be enacted is uncertain. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material impact on our business.

     Direct Regulation of PBMs. Several states, including Georgia, New Jersey and New York, have introduced legislation that would directly regulate PBMs, but to our knowledge, no state has passed such legislation. Several regulatory and quasi-regulatory bodies, such as the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy and the National Committee on Quality Assurance, have considered or are considering proposals to regulate PBMs and proposals to increase the regulation of certain PBM activities, such as formulary and utilization management and downstream risk assumption. As discussed below under “- Licensure Laws,” state licensure of certain activities, such as utilization review and third party administration, also may adversely impact our business and operations. While the outcome of these initiatives is uncertain, any resulting legislation could significantly impact our business, both directly as a PBM and indirectly through the impact on the pharmacy benefit services we are able to deliver on behalf of our health plan sponsors.

     Consumer Protection Laws. Most states have consumer protection laws, which have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with drug switching programs. In addition, under a settlement agreement entered into with 17 states on October 25, 1995, Medco agreed to require pharmacists affiliated with Medco mail service pharmacies to disclose to physicians and patients the financial relationships between Merck, Medco and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with pharmaceutical manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements and that our business practices are otherwise compliant with consumer protection laws. However, we could be subject to scrutiny or challenge under one or more of these laws. Additionally, most states have enacted consumer protection laws relating to a wide range of managed health care activities, including provider contracting, member appeals and access to services and supplies.

     Network Access Legislation. A significant number of states have adopted some form of legislation affecting our ability to manage our retail pharmacy provider networks or from to remove pharmacies from a network. These laws may require us, directly or through our health plan customers, to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation; these laws are sometimes referred to as “any willing provider” or “freedom of choice” laws. To date, we have not been materially affected by these statutes because we administer a large network of approximately 60,000 retail pharmacies and will admit any licensed pharmacy that meets our credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation and the absence of disciplinary actions by the relevant state agencies.

     Formulary Restrictions. A number of states have begun to actively regulate the management of prescription drug benefits. Texas, California, New York and New Jersey have taken the lead proposing legislation on a wide range of issues affecting the delivery of pharmacy benefits. Many other states have followed, although they often focus on particular aspects, such as the development and use of formularies or pharmacy network issues. For example, some states have passed laws mandating coverage for off-label uses of drug products, such as the off-label uses of chemotherapeutic agents where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners is developing a model law on drug formularies, currently known as the Health Carrier Prescription Benefit Management Model Act, that, if ultimately enacted throughout the country, may provide more uniformity for health plans and PBMs. Among other things, the model law would address the disclosure of formulary information to health plan members, members’ access to non-preferred drugs and availability of an appeals process for members to use when coverage of a non-preferred drug is denied by the health plan or its designee. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

     Legislation Imposing Plan Design Restrictions. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states prohibit insurers, HMOs and other health plans from requiring members to use mail pharmacies. Other restrictions affect the ability to make formulary changes and restrictions. Other states mandate coverage of certain benefits or conditions. This legislation does not generally apply to us, but it may apply to some of our customers such as HMOs and insurers. If similar legislation were to become widespread and broad in scope, it could have the effect of limiting the ability of PBMs to achieve economic benefits through health benefit management services.

     Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, third party administrators and companies that provide utilization review and related services. The scope of these laws differs significantly from state to state and the application of these laws to the activities of pharmacy benefit managers is often unclear. We have registered under these laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required. Moreover, we have structured our operations and procedures to comply with the regulatory standards for these regulated entities, where appropriate. As noted above under “–Direct Regulation of PBMs,” some states have introduced legislation that, if enacted, would subject PBMs to comprehensive regulation. Such enactments could adversely affect our business and operations.

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

     A number of states also have bills pending for broad drug price controls that would extend price controls beyond the Medicaid program. Many of these bills impose maximum drug prices based on the Federal Supply Schedule and require that manufacturers and/or pharmacies extend this pricing to one or more segments of the state’s population, such as to all Medicare beneficiaries. If enacted, these bills could adversely affect our mail order pharmacy’s reimbursement rates, or otherwise discourage the use of the full range of our services by current or future clients. A number of states have begun to seek supplemental rebates from drug manufacturers, beyond those required by the federal Medicaid statute. Some of those states may utilize the services of PBMs to negotiate and administer these supplemental rebate programs.

     In 2000, Congress passed the Medicine Equity and Drug Safety Act of 2000, directing the FDA to promulgate regulations allowing pharmacists and drug wholesalers to reimport approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. The purpose of the law was to enable United States citizens to purchase drugs at prices comparable to lower prices charged for such medicines in other countries. In December 2000, the Secretary of HHS notified President Clinton that HHS would not seek the necessary funding to implement the law, since she believed it was too flawed as written to be effective. The Secretary of HHS in the Bush Administration has put his review of this policy on hold. New legislative proposals to permit reimportation have been introduced in Congress this year. Whether and how such a policy will ultimately be implemented through law or regulations is unclear. It may offer PBMs opportunities to reduce costs, but faces substantial opposition from the prescription drug industry. The ultimate effect of the legislation on our business is not known at this point.

     Recently, the federal and state governments have increased their attention to how drug manufacturers develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas, Average Wholesale Price, or AWP, has come under criticism as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The Department of Justice is currently conducting and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement and whether it has inflated drug expenditures by the Medicare and Medicaid programs. In addition, the Clinton administration, along with many states, proposed changing the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs. Instead of using AWP as historically reported by First DataBank, a company that specializes in the compilation of drug pricing information, the federal and state governments proposed to use a different set of pricing data, also compiled by First DataBank, which generally yielded lower prices for certain drugs. As part of the 2000 Consolidated Appropriations Act, P.L. 106-554, however, Congress enjoined reductions in Medicare drugs reimbursed based on the revised data pending a study by the General Accounting Office and the CMS has suspended the implementation of this data with respect to Medicare pending this study.

     The GAO released its AWP report in September 2001, which found that physicians and suppliers can obtain Medicare-covered drugs at prices significantly below current Medicare payments. Likewise, wholesaler and group purchasing organization prices generally available to physicians were considerably less than the AWPs used to establish Medicare payment levels. The GAO recommended that CMS take steps to begin reimbursing providers for Part B-covered drugs and related services at levels reflecting providers’ acquisition costs, using information about actual market transaction prices. Moreover, the GAO recommended that CMS evaluate expanding competitive bidding for drugs covered under Part B.

     In March 2002, the Senate Finance Committee held a hearing on Medicare outpatient drug pricing, at which the HHS OIG noted that its studies have consistently found that Medicare pays too much for prescription drugs. The CMS Administrator announced his intention to take action to reform Medicare drug pricing. Some members of Congress have also expressed an interest in reforming the Medicare reimbursement formula as part of a future Medicare prescription drug benefit legislation.

     These changes and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could significantly affect our ability to negotiate discounts with pharmaceutical manufacturers. In addition, it may affect our relations with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that our mail order pharmacy receives from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised First DataBank pricing information. Furthermore, private payors may choose to follow the federal and state governments’ example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts.

     In January of 2001, Bayer Corporation entered into a $14 million settlement with the Department of Justice regarding a qui tam suit that alleged that Bayer had artificially inflated the average wholesale price that it reported to government health care programs. In addition, Bayer agreed to report new pricing information, the “average sale price”, to government health care programs, which is calculated differently from the average wholesale price. In October of 2001, TAP Pharmaceuticals agreed to pay the government $875 million for a range of alleged misconduct, including inflation of AWP, and encouraging physicians to maximize their profits by exploiting the “spread” between acquisition costs and the AWP-based Medicare reimbursement. In light of the increased focus on calculation of AWP, AdvancePCS’s private plan customers may opt to rely on different data and demand similar calculations from manufacturers. To the extent that they do, our ability to negotiate rebates with manufacturers could be negatively impacted.

     Medicare Prescription Drug Benefit. Medicare reimbursement and coverage of prescription drugs continues to be an issue in Congress. Medicare currently offers a very limited outpatient prescription drug benefit. Proposals have been made to expand Medicare outpatient drug coverage while reducing Medicare drug reimbursement amounts, although the prospects for legislation remain uncertain. Several legislative proposals are under consideration in Congress to provide Medicare recipients with broader outpatient drug benefits administered through the use of PBMs. Moreover, many states have established or are considering establishing or expanding state drug assistance programs that would increase access to drugs by those currently without coverage. We cannot assess at this stage how such proposals, if enacted, will impact drug costs or our business.

     Medicare Drug Discount Card. In June 2001 President Bush proposed Medicare sponsored drug discount card programs administered through PBMs and other vendors. The proposal was temporarily enjoined in court after pharmacists and drug store trade associations challenged CMS’s statutory authority to implement such a program. In March 2002, the Administration published a proposed rule to establish a new discount card program, seeking to cure some of the earlier procedural defects. While it is uncertain whether or not a Medicare drug discount card program will ever be enacted, such a program could have a significant impact on our business through our discount card programs.

     Regulation of Financial Risk Plans. The administration of fee-for-service prescription drug plans by PBMs generally is not subject to insurance regulation by the states. However, if a pharmacy benefit manager offers to provide prescription drug coverage on a capitated basis or otherwise accepts financial or insurance type risk in providing the benefit, laws in various states may regulate the plan. These laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include laws governing the business of insurance, HMOs, limited prepaid health service plans, preferred provider organizations and organized delivery systems. Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. This issue has received a great deal of attention recently. For example, the National Community Pharmacists Association has asked the National Association of Insurance Commissioners to examine whether PBMs should be subject to state insurance laws. Compliance with state laws and regulations is a significant operational requirement for us and increased state regulation could limit our flexibility to adopt alternative and novel fee arrangements with our customers.

     Mail Pharmacy Regulation. Our mail pharmacy operation, including our online pharmacy, distributes drugs throughout the United States. Our fulfillment centers are presently located in Fort Worth, Texas and Birmingham, Alabama. We are licensed by United States, Texas and Alabama authorities to do business as a pharmacy and to deliver controlled substances. In April 2001, we announced plans to open a new mail service pharmacy near Wilkes-Barre, Pennsylvania. This new state of the industry facility will begin operation in mid-October 2002. Many of the states into which we deliver pharmaceuticals and controlled substances have laws and regulations that require out-of-state mail service pharmacies to register with that state’s board of pharmacy, or similar regulatory body, in order to mail drugs into the state. We have registered in every state that, to our knowledge, requires such registration. In addition, some states require out-of-state mail service pharmacies to have a pharmacist at the mail order location that is licensed in the state to which the drugs are shipped, as well as meeting other standards. To the extent that such laws or regulations are applicable to us, we believe that we are in compliance.

     Other Statutes and Regulations Affecting our Mail Pharmacy Operations. CMS requires mail order pharmacies to provide toll-free numbers for patient counseling of Medicaid recipients residing out of state. Other than reimbursement for specialty pharmacy products, we do not currently receive reimbursement from any state Medicaid programs. Congressional directives to provide useful information on prescription drugs to consumers may involve participation by mail order pharmacies in disseminating such information. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide customers with refunds when appropriate. The United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail service operations. The United States Postal Service historically has exercised this statutory authority only with respect to controlled substances. Alternative means of delivery are available to us.

Employees

     On March 31, 2002, we had 5,655 employees, including 375 pharmacists. None of our employees is represented by a labor union. In the opinion of management, we have good relationships with our employees.

Insurance

     Our PBM operations, including the dispensing of pharmaceutical products by our mail service pharmacies, and the services rendered in connection with our health improvement services and our non-PBM operations, such as the products and services provided in connection with our clinical trial services, may subject us to litigation and liability for damages. We believe that our insurance protection is adequate for our present business operations, but there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or be adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of our insurance coverage, or one for which an exclusion from coverage applies, could have a material adverse effect upon our financial position or results of operations.

Risk Factors

Risks Related to Our Business

Competition in our industry is intense and could reduce or eliminate our profitability.

     The PBM industry is very competitive. If we do not compete effectively, our business, profitability and growth prospects could suffer. Our competitors include profitable and well-established companies that have significant financial, marketing and other resources. Some of our competitors in the PBM business are owned by profitable and well-established pharmaceutical manufacturers or national retail pharmacy chains, which may give them purchasing power and other advantages over us by virtue of their ownership structure and enable them to succeed in taking away some of our customers.

     Competitive pressures have historically contributed to a decrease in our gross profit margins. Our margins were 5.4% in the year ended March 31, 1999, 4.1% in the year ended March 31, 2000, 3.3% in the year ended March 31, 2001 and 3.5% in the year ended March 31, 2002. Our margins may decline as we attract and renew larger customers who typically have greater bargaining power than smaller customers and may require us to sell our services at decreased prices. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully market our PBM services to customers at our current levels of profitability.

If we lose key health plan sponsors, our business, profitability and growth prospects could suffer.

     We depend on a limited number of large health plan sponsors for a significant portion of our consolidated revenues. Five customers generated approximately 35% of the claims we processed in fiscal year 2002. Our business, profitability and growth prospects could suffer if we were to lose one or more of our significant health plan sponsors.

     Our contracts with health plan sponsors typically provide for multi-year terms, with automatic 12-month renewals unless either party terminates the contract by giving written notice in accordance with the agreement. Many of our health plan sponsors put their contracts out for competitive bidding prior to expiration. We could lose health plan sponsors if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our health plan sponsors deteriorates or if our health plan sponsors are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, insurance companies, health maintenance organizations, or HMOs and managed care companies have experienced significant consolidation. Our health plan sponsors have been and may continue to be, subject to consolidation pressures.

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

     Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our pricing could be altered if the use of newly-approved, brand name drugs added to formularies, which are on the lists of preferred prescription drugs covered by a health plan, does not offset any decline in use of brand name drugs whose patents expire.

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

We have debt obligations that could restrict our operations.

     To finance our acquisition of PCS, we entered into an $825 million senior secured credit facility and issued $200 million of senior subordinated notes to the seller, Rite Aid Corporation, or Rite Aid. We repaid the senior subordinated notes with the proceeds from our offering of $200 million in 81/2% Senior Notes Due 2008 (Senior Notes). As of March 31, 2002, our outstanding debt was approximately $501 million and our ratio of debt to total stockholders’ equity was approximately 0.6 to 1. As of June 5, 2002, we have significantly reduced our indebtedness under the credit facility with only the $175 million revolving credit facility currently in place, and have increased our indebtedness under our asset securitization facility to $300 million. For additional information about our indebtedness, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” below.

     Our indebtedness could have adverse consequences, including:

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

     The Senior Notes’ indenture contains similar restrictive covenants. In addition, under our credit facility, we are required to satisfy a minimum fixed charge coverage ratio, a maximum total leverage ratio and a minimum interest coverage ratio. A breach of any agreements governing our debt would permit the acceleration of the related debt, which could harm our business, profitability and growth prospects. These restrictions may place us at a disadvantage compared to our competitors that have fewer restrictive covenants and are not required to operate under such restrictions.

If we are unable to manage potential problems and risks related to future acquisitions and alliances, our business, profitability and growth prospects could suffer.

     Part of our growth strategy includes acquisitions and alliances involving complementary products, services, technologies and businesses. For example, on October 2, 2000 we acquired PCS, which dramatically increased the size of our company. If we are unable to overcome the potential problems and inherent risks related to such acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to continue to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify acquisition or alliance prospects and negotiate and close transactions. Even if we complete future acquisitions or alliances:

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

     Our business has grown rapidly in the last eight years due to our acquisitions, with total revenues increasing from approximately $64.4 million in fiscal year 1995 to $13.1 billion in fiscal year 2002. If we continue to grow rapidly, we will need to hire additional senior and line management, increase our investment in employee recruitment, training and retention and expand our information processing and financing control systems. Our future operating results will depend in part on the ability of our officers and other key employees to continue to recruit, train, retain and effectively manage our employees as well as to improve our operations, customer support and financial control systems. Our future growth will also depend on our ability to access capital. If we are unable to finance continued growth, manage future expansion successfully or hire and retain the personnel needed to manage our business successfully, then our business, profitability and growth prospects could suffer.

If we lose key employees on whom we depend, in particular our chairman and chief executive officer, David D. Halbert, our business could suffer.

     We believe that our continued success will depend to a significant extent upon retaining the services of our senior management. Our business could be materially and adversely affected if we lose the services of Mr. David D. Halbert, our chairman of the board and chief executive officer, or other persons in senior management, because we would lose the strategic direction and experience that these officers contribute, as well as the benefits of their relationships with customers, pharmaceutical manufacturers and stockholders. Except as limited by their employment agreements, any of our senior management could seek other employment at any time. We do not currently have “key-person” life insurance policies on any of our employees. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

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

     Various aspects of our business may subject us to litigation and liability for damages. For example, our clinical trials services involve the risk of liability for personal injury from unforeseen adverse side effects or improper administration of a new drug. Other aspects of our business that may subject us to liability include:

•	the dispensing of pharmaceutical products;

•	the performance of PBM services and health improvement services; and

•	the operation of our call centers and web sites.

Some investors own a significant amount of our stock and may exert influence over corporate transactions and other matters.

     As a result of our acquisition of PCS, Joseph Littlejohn & Levy Fund III, L.P. and certain other investors, collectively referred to as JLL and Rite Aid received shares of Series A preferred stock. The Series A preferred stock was convertible into Class B common stock. The Class B common stock is convertible into our Class A common stock on a one-for-one basis. Rite Aid converted all its shares of Series A preferred stock into Class B common stock and then substantially all of those shares of Class B common stock into Class A common stock. Rite Aid sold all of its shares of Class A common stock in our secondary offering that was completed in March 2001. However, Rite Aid has retained ownership of a sufficient number of shares of Class B common stock to retain its right to designate two of our 11 directors through December 8, 2002. JLL has converted all of its shares of Series A preferred stock into our Class B common stock. As a holder of Class B common stock JLL is entitled to designate two of our 11 directors and we cannot take certain actions without their consent. Assuming conversion of all its shares of Class B common stock into Class A common stock, JLL would beneficially own approximately 13.9% of our Class A common stock. Accordingly, JLL may be able to substantially influence the outcome of stockholder votes and otherwise have influence over our business. The interests of these investors may differ from interests of other stockholders.

Risks could arise due to Arthur Andersen LLP being our past auditors

     You may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in these financial statements, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the indictment or other proceedings against Arthur Andersen LLP.

     Arthur Andersen LLP, which audited our financial statements included in this report for the years ended March 31, 2000 and March 31, 2001, has informed us that on March 14, 2002 an indictment was unsealed charging it with federal obstruction of justice arising from the government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp.

     Arthur Andersen LLP consented to the inclusion of their report in the annual reports and registration statements we filed prior to January 31, 2002. Some changes to the financial statements covered by Arthur Andersen LLP’s report for 2000 and 2001 were made after January 31, 2002, but we do not believe these changes materially affect the financial results covered by Arthur Andersen LLP’s report. A complete discussion of these changes is located in Notes 2 and 15 to the financial statements included with this report. These adjustments and changes to the financial statements audited by Arthur Andersen include those related to our two-for-one stock split, accomplished through a stock dividend on October 23, 2001. We also made adjustments to restate our accounting for our investment in CHI (in accordance with “Opinions of the Accounting Principles Board (APB) No. 18”) from the cost basis to the equity method of accounting upon our acquisition of the remaining equity of CHI in September, 2001, after Arthur Andersen LLP’s last audit of our annual financial statements for the fiscal year ended March 31, 2001. The last consent provided to us by Arthur Andersen LLP, dated January 31, 2002, was received after we began restating our quarterly financial statements to account for our acquisition of CHI on an equity rather than cost basis as required by APB 18.

     Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP’s consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets.

     Should we seek to access the public capital markets, Securities and Exchange Commission (SEC) rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending March 31, 2004 become available, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended March 31, 2000 and March 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC’s requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

Risks Related to Our Industry

Prior to our acquisition of PCS, PCS received a subpoena from the Department of Health and Human Services Office of Inspector General in connection with an industry-wide investigation, and although there have been no charges filed against AdvancePCS, we could be subject to scrutiny, investigation or challenge under federal or state anti-kickback and false claims, or other laws, which could cause our business, profitability and growth prospects to suffer.

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

     In November 1999, PCS received a subpoena by the OIG requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others, and therapeutic intervention activity. AdvancePCS has turned over documents responsive to the subpoena. There is litigation pending in the Eastern District of Pennsylvania regarding further enforcement of the subpoena and other matters relating to the propriety of the United States Government’s investigation. It is impossible to predict the outcome.

     The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked these manufacturers to provide copies of documents relating to their agreements with us. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. We believe that our programs and those of PCS prior to the acquisition are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise. Such scrutiny, investigation or challenge could alter our business practices related to formulary products and services and our relationships with pharmaceutical manufacturers, which could reduce our profitability and growth prospects.

If legislative or regulatory initiatives restrict our ability to use patient identifiable medical information, our clinical programs and our business growth strategy based on these services could suffer.

     Through our health improvement programs, we help our health plan sponsor customers identify individuals who will most benefit from the programs. Governmental restrictions on the use of patient identifiable information may adversely affect our ability to conduct health improvement programs and medical outcome studies and could adversely affect our growth strategy based on these programs. Federal and state legislation has been proposed and some state laws have been enacted, to restrict the use and disclosure of patient identifiable medical information. Additional legislation could be enacted in the future that severely restricts or prohibits our use of patient identifiable information, which could harm our business, profitability and growth prospects.

     In December 2000, the HHS issued final regulations regarding the privacy of individually identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors and their business associates use and disclose protected information. The final rule gives patients significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, are required to obtain patient consents for treatment, payment and health care operations. For all uses or disclosures of protected information that do not involve treatment, payment or health care operations, the rule requires all covered entities to obtain a valid patient authorization, which is more demanding than consent. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. In March 2002, HHS published a Notice of Proposed Rule Making that if adopted, would change certain requirements and affect current implementation strategies already underway. The compliance date for the final privacy rule is April 14, 2003. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions. Additional guidelines on the application of the final privacy rule are expected to be released in the near future and these could impact the manner in which we use or disclose protected health information.

     HHS also published in 2000 a final rule on transaction standards and code sets, which establishes requirements for the use of particular standard formats for reporting health care claims to payors. Ultimately, public and private payors will refuse to accept claims that do not utilize these formats. The health care industry will need to adapt to these new standards. Compliance will add to our regulatory burden.

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

     Due to the complex and controversial nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect. We cannot at this time predict with specificity what impact the final HIPAA rule on the privacy of individually identifiable health information, or the final security rule, may have on us. However, they will likely increase our burden of regulatory compliance with respect to our health improvement programs and other information-based products and may reduce the amount of information we may use if patients do not consent to such use. There can be no assurance that the restrictions and duties imposed by the recently adopted final rule on the privacy of individually-identifiable health information, or the eventual final rule on security of individually-identifiable health information, will not materially impact our ability to offer new and existing products and services, such as certain health improvement programs and other clinical programs to our clients, thereby reducing our profitability and growth prospects.

     Even without new legislation and beyond the final federal regulations, individual health plan sponsor customers could prohibit us from including their patients’ medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

If we are ever deemed to be a fiduciary of a health benefit plan governed by ERISA, we could be subject to claims for benefit denials and liability for breach of fiduciary duty.

     We have agreements to provide PBM services to a number of self-funded corporate health plans. These plans are subject to the ERISA, which regulates employee pension and health and welfare benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. If we were deemed to be a fiduciary, we could potentially be subject to claims relating to benefit denials. In addition, we could also be subject to claims for breaching fiduciary duties in connection with the services we provide to the plan.

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in the ERISA, and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc. was filed in the United States District Court for the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. A class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this lawsuit. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects.

     ERISA also prohibits a “party in interest” to a plan from engaging in certain types of transactions with the plan, including purchases, sales and loans, absent an available exemption. Violations are subject to civil and criminal liability. By providing services to these plans, we are subject to the restrictions on a party in interest. We believe that we are in compliance with these provisions of ERISA. However, there is no guarantee that the government would not challenge our practices.

If there are changes in federal or state financing and regulation of the health care industry, our customers may delay or reduce the purchase of our services.

     During the past several years, the United States health care industry has been subject to an increase in governmental regulation and legislation, on both the federal and state level. We cannot predict what effect, if any, these proposals might have on our business, profitability and growth prospects. Congress is considering proposals to change Medicare drug coverage and reimbursement policies and many states are considering proposals to provide or expand drug assistance programs. Some states have begun to seek supplemental Medicaid rebates from drug manufacturers, beyond those required by the federal Medicaid statute. Both Congress and the states are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by certain states to date vary greatly and the extent to which future legislation may be enacted is uncertain. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material adverse impact on our business, profitability and growth prospects.

     In addition, several legislative proposals are under consideration in Congress to provide Medicare recipients with expanded outpatient drug benefits through the use of PBMs. While we believe that a Medicare prescription drug benefit could provide us with new business opportunities, the structure of such a program could have a material adverse impact on our business, profitability and growth prospects.

     Several states, including California, New Jersey and New York, have introduced legislation that would directly regulate PBMs, but to our knowledge, no state has passed such legislation. Several regulatory and quasi-regulatory bodies, such as the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy and the National Committee on Quality Assurance, are also considering proposals to regulate PBMs and proposals to increase the regulation of certain PBM activities, such as formulary and utilization management and downstream risk assumption. While the outcome of these initiatives is uncertain, any resulting legislation could materially harm our business, both directly as a PBM and indirectly through the impact on the pharmacy benefit services we are able to deliver on behalf of our health plan sponsors.

     There is great attention being paid to the pricing of prescription drug products and how they are reimbursed by government programs. One pharmaceutical manufacturer has settled a lawsuit with the federal government asserting that it inappropriately calculated drug prices for Federal health care programs and agreed to provide a new calculation formula. In addition, a number of class action lawsuits have been filed against various pharmaceutical manufacturers. These cases generally allege that for certain drugs, the manufacturers inflated the average wholesale prices upon which some federal health care programs based reimbursement to physicians and pharmacists. Most of these cases have been consolidated for pretrial proceedings in one federal court in Massachusetts. The manufacturers deny any wrongdoing and are defending the litigation.

     Legislative and regulatory proposals have been put forward that would alter the calculation of drug prices for federal programs and likely reduce expenditures. These proposals may increase governmental involvement in health care and health benefit management services and otherwise change the way our customers do business. Health care organizations may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our health benefit management services and manufacturers may react by reducing rebates or reducing supplies of certain products, which would materially harm our business, profitability and growth prospects.

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

     We assist pharmaceutical manufacturers in conducting clinical trials for new drugs, or new uses for existing drugs. The conduct of clinical trials is regulated by the FDA under the authority of the FOCA and the related regulations. Oversight of clinical trials has received increasing scrutiny in recent years. If government laws or regulations are interpreted and enforced in a manner adverse to our clinical research programs, we may be subject to administrative enforcement actions, as well as civil and criminal liability. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor’s or clinical investigator’s obligations related to the study of the drug. In October 1998, the FDA announced that the agency would give Institutional Review Boards, which are independent bodies that oversee the conduct of clinical investigations, increased access to information pointing to violative or potentially violative conduct on the part of clinical investigators, for example the physicians who conduct the clinical trials.

     Because the interpretation and enforcement of these laws and regulations relating to the conduct of clinical trials is uncertain, the FDA may consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process, which would materially limit our business operations. Moreover, some violations of the FOCA are punishable by civil and criminal penalties against both the violating company and responsible individuals. If warranted by the facts, we and our employees involved in the trials could face civil and criminal penalties, which include fines and imprisonment.

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

ITEM 2. PROPERTIES

     Our existing facilities consist of approximately 1.3 million square feet, of which we own 150,400 square feet and lease the remainder. The monthly lease payments were approximately $1.6 million in the month of March 2002. The following table sets forth information with respect to our principal facilities.

		Approximate
		Square
Facility	Location	Footage	Lease/Own

Corporate Headquarters	Irving, Texas	104,000	Lease
Corporate Office	Scottsdale, Arizona	354,800	Lease
Call Center	Scottsdale, Arizona	53,800	Lease
Call Center	Richardson, Texas	52,000	Lease
Call Center	Mather, California	42,395	Lease
Call Center	Knoxville, Tennessee	60,000	Lease
Clinical Services	Bloomington, Minnesota	45,300	Lease
Clinical Services	Hunt Valley, Maryland	40,635	Lease
Mail Service Pharmacy	Birmingham, Alabama	112,000	Own
Mail Service Pharmacy	Fort Worth, Texas	93,800	Lease
Mail Service Pharmacy	Wilkes-Barre, Pennsylvania	76,000	Lease
Specialty Pharmacy	Bethesda, Maryland	7,758	Lease
e-Solutions	Richardson, Texas	48,300	Lease
e-Solutions	San Francisco, CA	4,394	Lease

In addition, we have several other facilities throughout the United States that we use for sales offices, clinics, data services and other corporate purposes. We believe our facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS AND GOVERNMENT INVESTIGATIONS

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in ERISA and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     In November 1999, PCS received a subpoena by the OIG requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others, and therapeutic intervention activity. AdvancePCS has turned over documents responsive to the subpoena. There is litigation pending in the Eastern District of Pennsylvania regarding further enforcement of the subpoena and other matters relating to the propriety of the United States Government’s investigation. It is impossible to predict the outcome.

     The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked these manufacturers to provide copies of documents relating to their agreements with us. At this time, we are unable to predict whether the government will commence any action challenging any of our programs and practices. AdvancePCS believes that its programs and those of PCS prior to the acquisition are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects.

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     On December 17, 2001 AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United have requested preliminary and permanent injunctive relief and recently quantified their compensatory damage claim of $30 million, including attorneys’ fees and costs. AdvancePCS has moved to dismiss all counts of the Complaint. On March 18, 2002, without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. The court’s order was modified on March 22, 2002. AdvancePCS has appealed the district court’s orders and this appeal is pending. AdvancePCS has denied AARP and United’s allegations and is vigorously defending this matter.

     In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A common stock has been traded on the Nasdaq National Market under the symbol ADVP since our initial public offering on October 8, 1996. The following table sets forth the range of quarterly high and low sales prices per share of our Class A common stock as quoted on the Nasdaq National Market. On October 1, 2001 we announced a two-for-one stock split, effected in the form of a stock dividend of our common stock. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split.

	High	Low

Fiscal year ended March 31, 2000:
First Quarter	$16.25	$10.07
Second Quarter	17.38	12.00
Third Quarter	15.75	9.03
Fourth Quarter	14.38	5.57
Fiscal year ended March 31, 2001:
First Quarter	$11.32	$4.75
Second Quarter	21.10	9.50
Third Quarter	25.82	14.82
Fourth Quarter	29.63	14.50
Fiscal year ended March 31, 2002:
First Quarter	$34.30	$25.30
Second Quarter	38.23	26.90
Third Quarter	40.15	25.03
Fourth Quarter	33.69	26.60

     On March 31, 2002 there were approximately 19,000 beneficial owners, based on our most recent mailing to shareholders, of our Class A common stock represented by 128 holders of record.

     We have never paid any cash dividends on our Class A common stock and do not expect to pay cash dividends in the foreseeable future. In the past we have paid cash dividends on our preferred stock. We intend to retain future earnings to finance the ongoing operations and growth of our business.

     There is no established public trading market for our Class B-1 common stock or our Class B-2 common stock. On March 31, 2002, there was one holder of our Class B-1 common stock, JLL, and one holder of our Class B-2 common stock, Rite Aid.

     The number of shares of common stock subject to outstanding options and remaining available for grant pursuant to our stock based compensation plans as of March 31, 2002 is reflected in the table below. All of our stock based compensation plans have been approved by our shareholders.

Equity Compensation Plan Information

			Number of shares of common stock
	Number of shares of common	Weighted-average	available for future issuance under
	stock to be issued upon	exercise price	equity compensation plans
	exercise of outstanding	per share of	(excluding securities issuable upon
Plan Category	options(1)	outstanding options	exercise of outstanding options)

Equity compensation plans approved by security holders	15,577,065	$11.56	2,370,101
Equity compensation plans, not approved by security holders	—	0.00	—

Total	15,577,065	$11.56	2,370,101

(1)	All options are outstanding under our three stock-based compensation plans: Incentive Stock Option Plan, Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan. Each of these plans provides that options must be granted with exercise prices that are equal to or exceed the market value of our common stock at the date the option is granted. The options generally vest over 5-year periods. In the event of a sale of all or substantially all of the common stock or assets of AdvancePCS or a merger in which AdvancePCS is not to be the surviving entity, options granted to certain employees become 100% vested. As of March 31, 2002, there were 5,157,508 options vested at a weighted-average exercise price of $7.89 per share.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The following tables present selected consolidated statement of operations, balance sheet and supplemental data of AdvancePCS for the periods and dates indicated. The selected statement of operations for each of the years in the five-year period ended March 31, 2002 and the balance sheet data as of March 31, 1998, 1999, 2000, 2001 and 2002 presented below are derived from our consolidated financial statements and accompanying notes, which, for the fiscal years 1998 through 2001 have been audited by Arthur Andersen LLP, independent accountants and for fiscal year 2002 have been audited by PricewaterhouseCoopers LLP, independent accountants.

     The results of operations of PCS for the period commencing October 2, 2000, the date of our acquisition of PCS, are reflected in the financial statements of AdvancePCS after that date.

     The information contained in this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the historical consolidated financial statements and related notes of each of AdvancePCS and PCS.

AdvancePCS

	Year Ended March 31,

	1998	1999	2000(4)	2001(1)(4)	2002

	(In thousands, except per share data)
Statement of Operations Data:
Revenues(2)	$473,761	$757,259	$1,833,888	$7,024,298	$13,107,290
Gross profit	29,806	40,959	75,502	229,160	451,591
Selling, general and administrative expenses	18,955	21,006	39,076	128,984	189,320
Non-recurring and impairment expenses	—	—	—	11,129	1,760

Operating income	10,851	19,953	36,426	89,047	260,511
Interest income	2,950	2,860	1,064	3,450	6,606
Interest expense	(67)	—	(3,943)	(45,332)	(64,185)
Loss from joint venture	—	—	—	—	(2,871)
Merger costs and asset disposal	(689)	—	(160)	(1,200)	—

Income before income taxes	13,045	22,813	33,387	45,965	200,061
Provision for income taxes	(4,957)	(8,669)	(12,684)	(24,291)	(79,015)

Income before extraordinary loss	8,088	14,144	20,703	21,674	121,046
Extraordinary loss on early retirement of debt, net of taxes	—	—	—	—	(5,315)

Net income	$8,088	$14,144	$20,703	$21,674	$115,731

Basic:
Net income per share	$0.19	$0.30	$0.42	$0.37	$1.37

Weighted average shares outstanding	42,022	48,008	49,520	58,290	84,432
Diluted:
Net income per share	$0.16	$0.27	$0.37	$0.30	$1.18

Weighted average shares outstanding	52,404	53,752	55,474	72,377	98,338
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$63,018	$45,895	$55,243	$110,048	$139,145
Total assets	178,639	304,016	406,738	3,001,850	3,223,964
Total debt	1,285	50,000	50,000	845,000	500,786
Stockholders’ equity	50,342	68,773	98,044	404,536	877,260
Supplemental Data(unaudited):
Adjusted EBITDA(3)	$13,320	$23,789	$45,536	$147,973	$300,432
Capital expenditures	6,795	7,860	22,807	41,197	51,112
Depreciation and amortization	2,469	3,836	9,110	47,797	38,161
Goodwill amortization	347	588	3,354	23,775	—
Pharmacy network claims processed	38,319	50,588	81,225	269,501	456,314
Mail pharmacy prescriptions filled	839	1,289	1,674	5,670	11,042

(1)	Includes PCS data since the acquisition on October 2, 2000.

(2)	Historical revenues for AdvancePCS have been reclassified to reflect adoption of consistent revenue recognition policies with PCS.

(3)	Adjusted EBITDA consists of operating income plus depreciation, amortization and non-recurring and impairment expenses. Adjusted EBITDA excludes merger costs, asset impairment, loss from joint ventures and other non-recurring and impairment expenses. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net income or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of adjusted EBITDA may not be consistent with calculations of adjusted EBITDA used by other companies.

(4)	Financial information for 2000 and 2001 has been restated for the purchase of CHI (See Notes 2 and 15 to the financial statements included in this report).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a leading provider of health improvement services in the United States. As the largest PBM based on number of lives covered, we currently serve more than 75 million health plan members and manage approximately $28 billion in prescription drug spending on an annualized basis on behalf of our health plan sponsors. In addition, we offer a wide range of other health improvement products and services, such as prescription discount cards for the uninsured and under-insured, web-based programs, disease management, clinical trials and outcomes studies. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs.

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

Critical Accounting Policies

Revenue Recognition

     We purchased PCS on October 2, 2000 and have included this business in our consolidated results of operations since that time. We made changes in our revenue recognition presentation to conform the different policies used by Advance Paradigm and PCS. These changes are reflected in all periods presented. These changes are as follows:

(1)	The historical PCS amounts have been reclassified to reflect the change in presentation of data services revenues. In cases in which we have assumed an independent obligation to pay our network pharmacy providers and act as a principal in the transaction, we include payments from our plan sponsors for these benefits as revenues and payments to our pharmacy providers as cost of revenues (i.e. gross reporting). Historically, PCS recorded only claims processing fees as revenues (i.e. net reporting). The change results in higher revenues and an equal increase in cost of revenues. This change had no effect on gross profit or operating income.

(2)	In addition, the historical financial statements of AdvancePCS have been revised to reflect a change in recognition of clinical and other service revenues. We receive funds from pharmaceutical manufacturers for formulary rebate programs that we administer on behalf of our health plan sponsors. We record revenues in the amount of the administration fees we charge for our services (i.e. net reporting) and include the cost of such services in cost of revenues. Previously, we recognized the entire amount of the rebate, including our administration fee, in revenues and the portion of the rebate paid to our client in cost of revenues (i.e. gross reporting). This revision resulted in lower revenues and an equal decrease in cost of revenues. This change had no effect on gross profit or operating income.

     Revenues from the dispensing of pharmaceuticals from our mail service pharmacy are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in our nationwide network and claims processing fees are recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using our on-line claims processing system. When we independently contract to pay our network pharmacy providers, we assume credit risk and act as a principal in the transaction, therefore, we include payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EITF 99-19 “Reporting Gross Revenue as a Principle vs Net as an Agent.” If we are only administering plan sponsors’ network pharmacy contracts, the Company records the claims processing fees as revenue (i.e. net reporting). If we had reported our data services revenues using net reporting, revenues and cost of revenues would have decreased by $1.5 billion, $5.9 billion and $10.8 billion, respectively, for the fiscal years ended March 31, 2000, 2001 and 2002.

     Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Clinical services revenue includes service fees for negotiating rebates with pharmaceutical manufacturers on behalf of its health plan sponsor customers. The rebate due from the manufacturer is determined based on a complex formula including such factors as volume and quarterly drug utilization. We estimate the most recent quarter’s rebate receivables from the manufacturers and rebate payable to plan sponsors and its fees based on the terms of its contracts and claims for the quarter. Following the end of the quarter, we invoice the drug manufacturer. We revise our estimates based upon the invoiced amounts. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Clinical services revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the delivery or completion of the services.

Cost of Revenues

     Cost of revenues includes product costs, pharmacy claims payments made to our retail network pharmacies and other direct costs associated with the provision of customer services and the sale and/or dispensing of prescriptions including our call center operations. Rebate amounts paid to plan sponsors, collected from pharmaceutical manufacturers, are excluded from cost of revenues.

Selling, General and Administrative

     Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales and maintaining existing client relationships. These expenses also include costs relating to certain corporate functions including executive oversight, accounting, treasury, tax, legal, public affairs, human resources, procurement and other services.

Use of Estimates

     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We have made significant estimates of the purchase price, fair market value of the assets acquired and liabilities assumed in our acquisitions, clinical service revenues and costs, reserves for uncollectable accounts and contract losses and the value of our various investments. We continually evaluate the appropriateness of the amounts recorded and revise these estimates regularly. Actual results could differ from those estimates.

Accounts Receivable

     Accounts receivable balances represent trade receivables generated from health benefit management and related services. To reduce the potential for credit risk, the Company performs ongoing evaluations of its customer’s financial condition but does not generally require significant collateral. As of March 31, 2001 and 2002, unbilled receivables were $418.6 million and $495.7 million, respectively. Unbilled receivables to plan sponsors are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the respective contractual billing schedule.

Goodwill and Other Intangible Assets

     We have adopted Statement of Accounting Financial Standards (SFAS) 142 effective April 1, 2001. Under SFAS 142 goodwill is no longer amortized. In addition, certain identified intangibles with indefinite lives are also not amortized, but are subject to periodic impairment testing. Amortization expense for the fiscal year ended March 31, 2002 was $10.9 million, which represented the amortization relating to the identified intangible assets with finite lives. Over the next five years, intangible amortization expense relating to these identified intangibles will be as follows (in thousands):

Years Ending March 31,
2003	$11,515
2004	11,515
2005	11,515
2006	10,706
2007	10,301

Total	$55,552

     Under SFAS 142 assembled workforce is not a recognized intangible asset and accordingly has been reclassified as goodwill. In addition, the trade name is deemed to have an indefinite life as it is expected to generate cash flows indefinitely. Accordingly, the trade name is no longer amortized. The effect of the adoption of SFAS 142 is summarized in the following table:

	March 31, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Goodwill	$1,228,380	$(29,455)

Intangible assets with indefinite lives as of April 1, 2001:
Trade name	$106,600	$(1,333)

Intangible assets with finite lives:
Customer base and contracts	$277,300	$(15,332)
Other	7,400	(1,594)

Total	$284,700	$(16,926)

     As required by SFAS 142 the results for the prior year’s financials have not been restated. Net income as if SFAS 142 had been adopted is presented below:

	Fiscal Year Ended	Fiscal Year Ended
	March 31,	March 31,
	2000	2001

	(in thousands)	(in thousands)
Reported net income	$20,703	$21,674
Add back: Goodwill amortization (net of tax)	2,446	21,562
Add back: Amortization of trade name and workforce	—	1,491

Adjusted net income	$23,149	$44,727

Basic net income per share:
Reported net income	$0.42	$0.37
Adjusted net income	$0.47	$0.76
Diluted net income per share:
Reported net income	$0.37	$0.30
Adjusted net income	$0.42	$0.62

Acquisitions

     In January 2000, AdvancePCS acquired a 19% interest in Consumer Health Interactive, Inc. (CHI), an internet health portal development company, with an option to acquire the additional interest. Effective September 30, 2001 we acquired the remaining equity interests of CHI, which we did not previously own. The acquisition of the remaining interest was accounted for using the purchase method of accounting. The acquisition of the remaining 81% equity interest was completed with cash of $9.2 million, making CHI a wholly owned subsidiary. Under the terms of the acquisition we may pay additional cash upon the achievement by CHI of certain account growth targets. Prior to the complete acquisition of CHI, we had accounted for our 19% interest in CHI on the cost basis. In accordance with APB Opinion 18 all prior period financial statements have been restated to account for CHI as though we had accounted for our investment on the equity method.

     Effective August 1, 2001 we completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase price paid was 1.3 million shares of our Class A common stock. An additional 384,006 shares of Class A common stock were placed in escrow, subject to release upon achievement of future financial performance. In addition, we paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.1 million, was recorded as goodwill. We also recognized $4.7 million in intangible customer contracts. The portion of the purchase price allocated to the net identifiable assets and goodwill is preliminary and subject to revision following the results of an appraisal and further identification of intangible assets.

     On October 2, 2000 we completed the acquisition of PCS for an aggregate purchase price of approximately $1.0 billion, of which we paid Rite Aid, the seller, $675 million in cash and issued to Rite Aid $200 million in senior subordinated notes and $125 million in our convertible preferred stock. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by JLL. In connection with the equity financing, we issued to JLL 65,854 shares of Series A-1 preferred stock for an aggregate purchase price of $65.9 million, six shares of Series B convertible preferred stock and 8.4 million shares of our Class A common stock for an aggregate purchase price of $84.1 million. On December 8, 2000, the six shares of Series B convertible preferred stock and the 8.4 million shares of Class A common stock automatically converted into 8.4 million shares of Class B-1 common stock. In connection with the senior subordinated notes, we issued to Rite Aid warrants to purchase 1.6 million shares of Class A common stock. The senior subordinated notes were fully redeemed on March 13, 2001. The warrants terminated upon repayment of the senior subordinated notes. The acquisition of PCS was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS was recorded as goodwill.

     Effective July 5, 2000, we completed a merger with FFI. We issued seven million shares of our Class A common stock in exchange for all of the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The historical financial results have been restated in accordance with APB 16 to reflect the merger as though FFI had always been a part of AdvancePCS.

Sources of Revenue

     We group the revenues from all of our health improvement service offerings into three categories: data, mail and clinical services.

Data services

     Through our data services operations we process prescription claims on behalf of our health plan sponsor customers. When a member of one of our health plan sponsors presents a prescription or health plan identification card to a retail pharmacist in our network, the pharmacist accesses our online system to receive information regarding eligibility, patient history, health plan formulary listings and negotiated price. The member generally pays a co-pay to the retail pharmacy and the pharmacist fills the prescription. On behalf of our health plan sponsors, during each billing cycle, our systems electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees. Once we receive payments from health plan sponsors, we remit the amounts owed by those health plan sponsors to the retail pharmacies and retain the claims processing fees.

     We have established a nationwide network of over 60,000 retail pharmacies, each of which pay an access fee to be included in our network. Our contracts with most of our health plan sponsors provide for member access to our retail pharmacy network. Under these contracts, we have an independent obligation to pay network retail pharmacies for the drugs dispensed, meaning we have assumed this risk. We are a principal in the transaction; therefore, we record the aggregate pharmacy benefit claim payments from our health plan sponsors as revenues and include prescription costs to be paid to retail pharmacies in cost of revenues.

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

	Year Ended March 31,

	2000(1)	2001(1)(2)	2002

	(In thousands, except per share data)
Revenues:
Data services	$1,558,113	$6,010,692	$10,986,747
Mail services	184,103	714,294	1,555,319
Clinical and other services	91,672	299,312	565,224

Total revenues	1,833,888	7,024,298	13,107,290
Gross profit	75,502	229,160	451,591
Selling, general and administrative expenses	39,076	128,984	189,320
Non-recurring and impairment expenses	—	11,129	1,760
Operating income	36,426	89,047	260,511
Net interest expense	(2,879)	(41,882)	(57,579)
Loss from joint venture	—	—	(2,871)
Merger costs & asset disposal	(160)	(1,200)	—
Income before extraordinary loss	20,703	21,674	121,046
Extraordinary loss on early retirement of debt, net of tax	—	—	(5,315)
Net income	$20,703	$21,674	$115,731
Basic net income per share	$0.42	$0.37	$1.37
Diluted net income per share	$0.37	$0.30	$1.18

(1)	Financial information for 2000 and 2001 has been restated for the purchase of CHI (See Notes 2 and 15 to the financial statements included in this report).

(2)	Includes PCS data since the acquisition on October 2, 2000.

Fiscal Year 2002 Compared to Fiscal Year 2001

     Revenues. Our revenues for fiscal year 2002 increased by $6.1 billion, or 87%, compared to revenues for fiscal year 2001. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $5.0 billion, or 82% of the increase in revenues was attributable to data services and a 69% increase in the number of pharmacy claims processed during the period. Claims processed increased from 269 million in fiscal year 2001 to 456 million for fiscal year 2002. Approximately 14% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 95% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 5.7 million in fiscal year 2001 to 11.0 million for fiscal year 2002. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services as well as clinical trials.

     Gross profit. Our gross profit for fiscal year 2002 increased by $222 million, or 97%, compared to the same period in fiscal year 2001. This increase was attributable primarily to the additional revenue and gross profit associated with the PCS acquisition. As a percentage of revenues, gross profit was approximately 3.5% in fiscal year 2002 compared to 3.3% in the same period in fiscal year 2001. The increase was due to a decrease in data services revenues as a percentage of total revenues. Data services revenues generally have a lower percentage margin than other services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal year 2002 increased by $60.3 million, or 47%, compared to the same period in fiscal year 2001. This increase is due to the acquisition of PCS and the comparison of six months of financial data in fiscal year 2001 to one full year of PCS expenses in fiscal year 2002 offset by the decrease in goodwill amortization of approximately $23.8 million as a result of the adoption of FAS 142 . Selling, general and administrative expenses as a percentage of revenues was approximately 1.4% in fiscal year 2002 compared to 1.8% in fiscal year 2001. This was due to greater economies of scale from the integration of PCS and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses.

     Non-recurring and impairment expenses. Net income for the year ended March 31, 2001 reflected a non-recurring charge of $11.1 million ($6.8 million after taxes, or $0.09 per diluted share) representing an impairment related to the combination of our mail facilities. Our mail facility in Richardson, Texas has been closed and operations moved to the Fort Worth and Birmingham facilities. In addition, the charges include severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition of PCS. All of these severance costs to management employees were paid prior to March 31, 2001.

     Net income for the year ended March 31, 2002 reflected a non-recurring charge of $1.8 million ($1.1 million after taxes, or $0.01 per diluted share) primarily representing a write-off of the human resources software previously utilized by Advance prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS.

     Interest income and interest expense. Interest expense, net of interest income, for fiscal year 2002 increased $15.7 million compared to the same period in fiscal year 2001. The increase resulted from the acquisition of PCS, which was partially funded by over $800 million in additional debt.

     Loss from joint venture. In February 2001, we entered into an agreement with Express Scripps and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations. Our prorata share of RxHub’s loss for fiscal year 2002 was $2.9 million.

     Income taxes. For fiscal year 2002 our effective tax rate was approximately 39.5%. For fiscal year 2001 our recorded income tax expense approximated an effective tax rate of 52.8%. The difference in rates is primarily due to the amortization of non-deductible goodwill in fiscal year 2001, which is approximately $21 million. Goodwill amortization was not recorded in fiscal year 2002 due to the implementation of FAS 142.

     Extraordinary loss on early retirement of debt. In connection with the bank debt repayments made in fiscal year 2002 and the securitization, we recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5.3 million, net of tax.

     Diluted net income per share. We reported diluted net income per share of $1.18 per share for fiscal year 2002 compared to $0.30 per share for the same period in fiscal year 2001. The weighted average shares outstanding were 72.4 million and 98.3 million for fiscal years 2001 and 2002, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding. On August 23, 2001 we completed the sale of nine million shares of Class A common stock. In addition, during fiscal year 2002 we completed a two-for-one stock split effected in the form of a stock dividend of our common stock. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split.

Fiscal Year 2001 Compared to Fiscal Year 2000

     Revenues. Our revenues for fiscal year 2001 increased by $5.2 billion, or 283%, compared to revenues for fiscal year 2000. The increase in revenues was primarily the result of our acquisition of PCS on October 2, 2000. Approximately $4.5 billion, or 86% of the increase in revenues was attributable to data services and a 232% increase in the number of pharmacy claims processed during the period. Claims processed increased from 81 million in fiscal year 2000 to 269 million for fiscal year 2001. The addition of PCS added approximately 160 million claims for the period. Approximately 10% of the increase was attributable to additional sales of our mail pharmacy services, resulting from a 239% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 1.7 million in fiscal year 2000 to 5.7 million for fiscal year 2001. The addition of PCS’s two mail pharmacies accounted for approximately 91% of the increase. The remaining 4% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services as well as clinical trials.

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

     Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal year 2001 increased by $89.9 million, or 230%, compared to the same period in fiscal year 2000. This increase is due to the acquisition of PCS. Approximately $26.8 million of the increase is due to additional goodwill and other intangibles amortization associated with the PCS acquisition. Selling, general and administrative expenses as a percentage of revenues was approximately 1.8% in fiscal year 2001 compared to 2.1% in the same period in fiscal year 2000.

     Non-recurring and impairment expenses. Net income for the year ended March 31, 2001 reflected a non-recurring charge of $11.1 million ($6.8 million after taxes, or $0.09 per diluted share) representing an impairment related to the combination of our mail facilities. Our mail facility in Richardson, Texas has been closed and operations moved to the Fort Worth and Birmingham facilities. In addition, the charges include severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition of PCS. All of these severance costs to management employees were paid prior to March 31, 2001.

     Interest income and interest expense. Interest expense, net of interest income, for fiscal year 2001 increased $39.0 million compared to the same period in fiscal year 2000. The increase resulted from the acquisition of PCS, which was partially funded by over $800 million in additional debt.

     Merger costs. Net income for fiscal year 2001 reflected a pre-tax charge of $1.2 million ($926,000 after taxes, or $0.01 per share) relating to merger costs incurred in connection with the merger with FFI.

     Income taxes. For fiscal year 2001 our effective tax rate was approximately 52%. For fiscal year 2000 our income tax expense approximated an effective tax rate of 38%. The effective rate for fiscal year 2001 was higher due to the non-deductible nature of the goodwill and other intangible assets acquired in the PCS acquisition.

     Diluted net income per share. We reported diluted net income per share of $0.30 per share for fiscal year 2001 compared to $0.37 per share for the same period in fiscal year 2000. The weighted average shares outstanding were 55.5 million and 72.4 million for fiscal years 2000 and 2001, respectively. The decrease in diluted net income per share resulted from additional interest expense and goodwill and other intangibles amortization in connection with the PCS acquisition. In addition, securities convertible into common stock were issued in connection with the PCS acquisition resulting in an increase in weighted average shares outstanding.

Unaudited Pro Forma Results of Operations for PCS Acquisition

     The following table sets forth certain unaudited pro forma financial data assuming the PCS acquisition occurred on April 1 of the periods presented. Historical revenues for AdvancePCS and PCS have been revised to reflect adoption of consistent revenue recognition policies as described in “- Changes in Revenue Recognition.”

	Year Ended March 31,

	2001(1)	2002(2)

	(In thousands)
Revenues
Data services	$9,711,112	$10,986,747
Mail services	1,143,087	1,555,319
Clinical and other services	457,743	565,224

Total revenues	11,311,942	13,107,290
Gross profit	339,881	451,591
Selling, general and administrative expenses	222,775	189,320
Operating income	105,977	260,511

(1)	Operating income would have been $129.8 million and selling, general and administrative expenses would have been $199 million if SFAS 142 had been adopted for the twelve-month period ended March 31, 2001.

(2)	Actual AdvancePCS results for the twelve-month period ended March 31, 2002.

Pro Forma AdvancePCS:

Fiscal Year 2002 Compared to Pro Forma Fiscal Year 2001

     Revenues. Our revenues for fiscal year 2002 increased by $1.8 billion, or 16% compared to the pro forma revenues for fiscal year 2001. Approximately $1.3 billion, or 71% of the increase in revenues was attributable to data services and a 4.5%

increase in the number of pharmacy claims processed during the period. Claims processed increased from 437 million on a pro forma basis in fiscal year 2001 to 456 million for fiscal year 2002. Approximately 23% of the increase was attributable to additional sales of our mail pharmacy services, resulting from an 19% increase in the number of mail prescriptions dispensed. The remaining 6% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and disease management services.

     Gross profit. Our gross profit for fiscal year 2002 increased by $111.7 million, or 33%, compared to the same period in fiscal year 2001 on a pro forma basis. This increase was attributable primarily to the additional revenue and gross profit generated by the improvement in operations at our mail facilities. The improvement resulted from the closing of the Richardson, Texas mail facility along with the acquisition of PCS and the cost savings from the integration and streamlining of operations. As a percentage of revenues, gross profit was approximately 3.5% in fiscal year 2002, compared to 3.0% in the same period in fiscal year 2001 on a pro forma basis.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal year 2002 decreased by $33.5 million, or 15%, compared to the same period in fiscal year 2001 on a pro forma basis. This decrease was due to losses of approximately $7 million that were incurred in connection with performance-based contracts in fiscal year 2001. Savings also came from the integration and synergies created by the PCS acquisition. Also, savings came from the implementation of FAS 142 and the related reduction in amortization of goodwill. As a percentage of revenue, selling general and administrative costs for 2002 were 1.4%, compared to 2.0% in the same period in fiscal year 2001 on a pro forma basis. If SFAS 142 had been adopted for the twelve months ended March 31, 2001, selling, general and administrative expenses would have been $199 million, or 1.8% of revenues on a pro forma basis.

     Non-recurring and impairment expenses. Net income for the year ended March 31, 2001 reflected a non-recurring charge of $11.1 million ($6.8 million after taxes, or $0.09 per diluted share) representing an impairment related to the combination of our mail facilities. Our mail facility in Richardson, Texas has been closed and operations moved to the Fort Worth and Birmingham facilities. In addition, the charges include severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition of PCS. All of these severance costs to management employees were paid prior to March 31, 2001.

     Net income for the year ended March 31, 2002 reflected a non-recurring charge of $1.8 million ($1.1 million after taxes, or $0.01 per diluted share) primarily representing a write-off of the human resources software previously utilized by Advance prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS.

     Operating income. Our operating income increased by $154.5 million, or 146%, for fiscal year 2002 compared to the same period in fiscal year 2001 on a pro forma basis. The increase resulted from the factors mentioned above as revenues improved and due to the integration and related synergies.

Liquidity and Capital Resources

     As of March 31, 2002, we had a working capital deficit of $236.4 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our revolving credit facility, which results in a net deficit in working capital. Our net cash provided by operating activities was $143.3 million for fiscal year 2002 resulting primarily from net income and also due to the timing of receivables and payables resulting from our continued growth. During fiscal year 2002, we used cash of $51.1 million for purchases of property and equipment associated with the growth and expansion of our systems and facilities.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 2000, 2001 and 2002 our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures, for at least the next 18 months. However, if we continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

     In conjunction with our acquisition of PCS in fiscal year 2001, we obtained an $825 million senior secured credit facility that included a $175 million revolving credit facility, a $100 million interim revolving credit facility and two term notes totaling $550 million. Our $150 million Term A note accrued interest at LIBOR plus 2.75%, with escalating quarterly principal payments and was fully repaid in fiscal year 2002. Our $400 million Term B note accrues interest at LIBOR plus 3.25%, with quarterly principal payments of $381,000 until December 31, 2006 and payments of $36 million thereafter on each of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Our revolving credit facilities accrue interest at LIBOR plus 2%. The Term B note has been fully repaid as of June 5, 2002. The revolving credit facility expires on October 2, 2005. As of March 31, 2002, we had no amount outstanding under this revolving credit facility. The senior secured credit facility contains covenants that are typical for this type of loan. The Company is in compliance with all covenants. The senior secured credit facility has been unconditionally guaranteed, jointly and severally, by all of our subsidiaries. In addition, the senior secured credit facility is secured by a first priority lien on the stock of our subsidiaries and substantially all of our assets and the assets of our subsidiaries. Each subsidiary is 100% owned. There are no restrictions on the ability of the subsidiary guarantors to pay dividends or make loans or advances to the parent. We also issued to Rite Aid $125 million in convertible preferred stock substantially all of which was subsequently converted into Class A common stock and sold by Rite Aid. In addition, we issued $150 million in 8.4 million shares of common stock and 65,854 shares of convertible preferred stock to JLL. Also, we issued to Rite Aid $200 million in senior subordinated notes. In March 2001, the Company issued $200 million in 8 1/2 % Senior Notes Due 2008 (Senior Notes). The proceeds from this offering were used to retire the $200 million senior subordinated notes due 2010 that were issued to Rite Aid in connection with the PCS acquisition. The Senior Notes contain covenants that are typical for this type of debt. The Senior Notes have been unconditionally guaranteed, jointly and severally, by all of our subsidiaries, which are all 100% owned. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

     On August 23, 2001 we completed the sale of nine million shares of Class A common stock. The proceeds, net of offering costs, of approximately $291 million were used to reduce debt. The Term A debt of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B debt. In addition, during the three-month period ended September 30, 2001, our preferred stockholders converted their preferred shares totaling 65,854 shares into 6.6 million shares of Class B-1 common stock.

     In December 2001, we securitized certain of our accounts receivable pursuant to a $150 million facility (the Asset Securitization Facility). The $150 million commitment under the facility is due December 10, 2006. The Asset Securitization Facility incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .65%. As of March 31, 2002, we had drawn $150 million under this facility. The Asset Securitization Facility is included in our debt balance as of March 31, 2002 and will continue to be reflected “on-balance sheet”. The proceeds were used to repay $150 million of our Term B debt. In addition, our $100 million interim revolving credit facility was eliminated. As of March 31, 2002 our debt consists of the following in thousands:

Term B bank debt	$150,786
Asset Securitization Facility	150,000
Senior Notes	200,000

$500,786

     In addition, we have a $175 million revolving credit facility that expires in 2005. As of March 31, 2002, no amounts were drawn on this revolving facility. In connection with the bank debt repayments made in the second and third quarters of fiscal year 2002 and the securitization, we recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5.3 million, net of tax.

     On June 5, 2002 we completed an increase in our Asset Securitization Facility. The $150 million commitment under the facility was expanded to $300 million and is due December 10, 2006. The Asset Securitization Facility now incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .85%. The Asset Securitization Facility is included in our debt balance as of March 31, 2002 and will continue to be reflected “on-balance sheet”. We used the proceeds to repay the remaining $150 million of our Term B note.

     Effective April 1, 2001 we adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. In order to hedge variable rate interest payments made in conjunction with our debt we entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We have declared these agreements fair value hedges in accordance with SFAS 133, as amended and have recognized the fair value of these financial instruments in the condensed consolidated balance sheet effective April 1, 2001 upon adoption of SFAS 133. As a portion of the debt interest rates and underlying index of the interest rate protection agreements do not coincide, we test for hedge effectiveness using the hypothetical derivative method. The results of this test at March 31, 2002 indicate that the hedge is highly effective and any ineffectiveness is not significant to the results of operations. These instruments have been marked to market at March 31, 2002 with the adjustment recognized as a component of other comprehensive income in stockholders’ equity. The fair value of our interest rate swaps, a liability of $14.5 million at March 31, 2002, was based upon quoted market prices. Under SFAS 133, we have recorded a charge to other comprehensive income of $8.8 million, net of taxes, for the fiscal year ended March 31, 2002.

     The following table sets forth our schedule of current maturities of long-term debt, excluding the deferred interest rate swap gain or loss of $14.5 million at March 31, 2002, and future minimum lease payments due under noncancellable operating leases (in thousands):

Years Ending March 31,	Leases	Debt	Total

2003	$23,757	$1,523	$25,280
2004	17,224	1,523	18,747
2005	8,031	1,523	9,554
2006	6,570	1,523	8,093
2007 and thereafter	31,343	494,694	526,037

Total payments	$86,925	$500,786	$587,711

     Additionally, we continue to evaluate the scope of modifications of our information systems needed to comply with applicable HIPAA rules. We expect that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of our operations though 2003, which is the scheduled deadline for HIPAA compliance. We do not expect costs associated with HIPAA to materially impact our financial condition, results of operations or cash flows.

Related Party Transactions

     In fiscal 2001 and 2002, the Company had an interest bearing note receivable of $500,000 and $400,000, respectively, due from an executive officer of the Company issued in conjunction with his relocation as a result of the acquisition of PCS.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, constructions, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the impact that SFAS 143 will have on its financial position or results of operations.

     In August 2001 the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”; however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact that SFAS No. 145 will have on its financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into derivatives or other financial instruments for trading purposes. We have entered into interest rate protection agreements (interest rate swaps — see Note 2 to the condensed consolidated financial statements) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments. In addition the Company has $200 million of 81/2% Senior Notes outstanding. As a result, virtually all of our debt is effectively fixed rate debt as of March 31, 2002. Due to these measures a change in interest rates would have no material effect on our statement of operations but could impact the fair value of debt outstanding relative to current market rates.

     A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise thereunder, with future interest rate levels implied from prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounded zero-coupon yield curve.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is found on pages F-1 through F-26 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

     After a competitive bid process that began in September 2001, AdvancePCS dismissed Arthur Andersen LLP as its independent accountants effective February 12, 2002. AdvancePCS’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. Arthur Andersen LLP’s audit reports on the AdvancePCS’s financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for AdvancePCS’s two most recent fiscal years and through February 12, 2002, there were no disagreements between AdvancePCS and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the Company’s two most recent fiscal years and through February 12, 2002, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. AdvancePCS requested Arthur Andersen LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company. A copy of such letter, dated February 15, 2002, was filed as Exhibit 16 to AdvancePCS’s Current Report on Form 8-K, dated as of February 12, 2002.

New Independent Accountants

     AdvancePCS engaged PricewaterhouseCoopers LLP as its new independent accountants as of February 12, 2002. During the two most recent fiscal years and through February 12, 2002, AdvancePCS did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference to our definitive proxy statement for our 2002 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days following our fiscal year pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be incorporated by reference to the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

	(1)	Financial Statements. See index to financial statements on page F-1 of this report.

	(2)	Financial Statement Schedules. See index to financial statement schedules on page F-1 of this report.

	(3)	Exhibit. See index to exhibits.

(b)	Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter ended March 31, 2002:

	(1)	Report on Form 8-K/A filed with the Securities and Exchange Commission on January 10, 2002 to include additional financial statements of PCS Holding Corporation and Subsidiaries, relating to the acquisition of PCS Holding Corporation and Subsidiaries pursuant to a Stock Purchase Agreement dated July 11, 2000.

	(2)	Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002 to include an updated pro forma statement of operations for the year ended March 31, 2001 related to AdvancePCS’s acquisition of PCS Holding Corporation and Subsidiaries.

	(3)	Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2002 to announce a change in the Registrant’s certifying accountant from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2002	AdvancePCS

	By:	/s/ David D. Halbert David D. Halbert Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Halbert David D. Halbert	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	June 28, 2002

/s/ Jon S. Halbert Jon S. Halbert	Vice Chairman & Director	June 28, 2002

/s/ David A. George David A. George	President & Director	June 28, 2002

/s/ Yon Y. Jorden Yon Y. Jorden	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	June 28, 2002

/s/ Ramsey A. Frank Ramsey A. Frank	Director	June 28, 2002

/s/ Stephen L. Green Stephen L. Green	Director	June 28, 2002

/s/ David R. Jessick David R. Jessick	Director	June 28, 2002

/s/ Paul S. Levy Paul S. Levy	Director	June 28, 2002

/s/ Robert G. Miller Robert G. Miller	Director	June 28, 2002

/s/ Jean-Pierre Millon Jean-Pierre Millon	Director	June 28, 2002

/s/ Michael D. Ware Michael D. Ware	Director	June 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AdvancePCS:

     In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this form 10-K present fairly, in all material respects, the financial position of AdvancePCS and its subsidiaries at March 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments as of April 1, 2001.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas,
May 15, 2002 (except with respect to the matter
discussed in Note 16, as to which the date is June 5, 2002).

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

Due to the acquisition of the remaining 81% interest in Consumer Health Interactive (CHI), as required by APB 18, the financial statements which are the subject of this report have been restated to account for CHI as if it had been accounted for on the equity method (See Note 2 Principles of Consolidation to the financial statements). Arthur Andersen did not participate in the preparation of the restatement and accordingly this report does not extend to those adjustments

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

ARTHUR ANDERSEN LLP

Dallas, Texas,
May 29, 2001 (except with respect to the matter
discussed in Note 15*, as to which the date is June 18, 2001).

*     This reference refers to Note 15 on Form 10-K of the prior year, fiscal year 2001.

AdvancePCS and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	March 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$110,048	$139,145
Accounts receivable, net of allowance for doubtful accounts of $18,840 and $26,150 respectively	1,055,927	1,225,929
Inventories	34,814	65,336
Prepaid expenses and other	11,920	10,484

Total current assets	1,212,709	1,440,894
Property and equipment, net of accumulated depreciation and amortization of $37,720 and $64,999 respectively	96,640	121,277
Goodwill	1,282,192	1,198,925
Intangible assets, net	382,937	373,041
Other noncurrent assets	27,372	89,827

Total assets	$3,001,850	$3,223,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,250	$1,523
Claims and accounts payable	1,382,458	1,557,909
Accrued salaries and benefits	23,871	38,602
Other accrued expenses	90,524	79,308

Total current liabilities	1,512,103	1,677,342
Noncurrent liabilities:
Long-term debt, less current portion	829,750	499,263
Deferred income taxes	237,673	134,878
Other noncurrent liabilities	17,788	35,221

Total liabilities	2,597,314	2,346,704

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized
Series A-1 convertible preferred stock, $.01 par value; 65,854 and no shares issued and outstanding respectively	1	—
Series A-2 convertible preferred stock, $.01 par value; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized
Class A common stock, $.01 par value; 64,564,614 and 79,927,079 shares issued and outstanding respectively	645	799
Class B-1 convertible common stock, $.01 par value; 8,414,600 and 12,913,334 shares issued and outstanding respectively	84	130
Class B-2 convertible common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	351,256	716,887
Accumulated other comprehensive loss	(3,849)	(12,686)
Accumulated earnings	56,399	172,130

Total stockholders’ equity	404,536	877,260

Total liabilities and stockholders’ equity	$3,001,850	$3,223,964

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended March 31,

	2000	2001	2002

Revenues	$1,833,888	$7,024,298	$13,107,290
Cost of operations:
Cost of revenues	1,758,386	6,795,138	12,655,699
Selling, general and administrative expenses	39,076	128,984	189,320
Non-recurring and impairment expenses	—	11,129	1,760

Total cost of operations	1,797,462	6,935,251	12,846,779

Operating income	36,426	89,047	260,511
Interest income	1,064	3,450	6,606
Interest expense	(3,943)	(45,332)	(64,185)
Loss from joint venture	—	—	(2,871)
Merger costs and other	(160)	(1,200)	—

Income before income taxes	33,387	45,965	200,061
Provision for income taxes	12,684	24,291	79,015

Income before extraordinary loss	20,703	21,674	121,046
Extraordinary loss on early retirement of debt, net of taxes	—	—	5,315

Net income	$20,703	$21,674	$115,731

Basic:
Net income available to common Stockholders	$20,703	$21,674	$115,731

Net income per share	$0.42	$0.37	$1.37

Weighted average shares outstanding	49,520,326	58,290,114	84,432,319
Diluted:
Net income available to common Stockholders	$20,703	$21,674	$115,731

Net income per share	$0.37	$0.30	$1.18

Weighted average shares outstanding	55,474,432	72,377,586	98,338,265
Basic
Net income before extraordinary loss per Share	$0.42	$0.37	$1.43
Extraordinary loss on early retirement of debt, net of taxes, per share	—	—	(.06)

Net income per share	$0.42	$0.37	$1.37

Weighted average shares outstanding	49,520,326	58,290,114	84,432,319
Diluted
Net income before extraordinary loss per Share	$0.37	$0.30	$1.23
Extraordinary loss on early retirement of debt, net of taxes, per share	—	—	(.05)

Net income per share	$0.37	$0.30	$1.18

Weighted average shares outstanding	55,474,432	72,377,586	98,338,265

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Years Ended March 31,

	2000	2001	2002

Common stock — Class A (# of shares)
Balance at beginning of year	49,113,796	50,034,308	64,564,614
Conversion of Class B-2 Common Stock to Class A Common Stock	—	12,499,800	—
Conversion of Class B-1 Common Stock to Class A Common Stock	—	—	2,086,666
Issuance of stock for acquisitions	463,768	—	1,258,192
Stock issued with shelf offering	—	—	9,000,000
Stock issued with the exercise of options and warrants	456,744	2,030,506	3,017,607

Balance at end of year	50,034,308	64,564,614	79,927,079

Common Stock — Class A (dollars)
Balance at beginning of year	$490	$500	$645
Conversion of Class B-2 Common Stock to Class A Common Stock	—	125	—
Conversion of Class B-1 Common Stock to Class A Common Stock	—	—	20
Issuance of stock for acquisitions	5	—	13
Stock issued with shelf offering	—	—	90
Stock issued with the exercise of options and warrants	5	20	31

Balance at end of year	$500	$645	$799

Common Stock — Class B-1 (# of shares)
Balance at beginning of year	—	—	8,414,600
Issuance of Series B-1 Common Stock	—	8,414,600	—
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	—	6,585,400
Conversion of Class B-1 Common Stock to Class A Common Stock	—	—	(2,086,666)

Balance at end of year	—	8,414,600	12,913,334

Common Stock — Class B-1 (dollars)
Balance at beginning of year	$—	$—	$84
Issuance of Class B-1 Common Stock	—	84	—
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	—	66
Conversion of Class B-1 Common Stock to Class A Common Stock	—	—	(20)

Balance at end of year	$—	$84	$130

Common Stock — Class B-2 (# of shares)
Balance at beginning of year	—	—	200
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	12,500,000	—
Conversion of Class B-2 Common Stock to Class A Common Stock	—	(12,499,800)	—

Balance at end of year	—	200	200

Common Stock — Class B-2 (dollars)
Balance at beginning of year	$—	$—	$—
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	125	—
Conversion of Class B-2 Common Stock to Class A Common Stock	—	(125)	—

Balance at end of year	$—	$—	$—

Preferred Stock — Series A-1 (# of shares)
Balance at beginning of year	—	—	65,854
Issuance of Series A-1 Preferred Stock	—	65,854
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	—	(65,854)

Balance at end of year	—	65,854	—

Preferred Stock — Series A-1 (dollars)
Balance at beginning of year	$—	$—	$1
Issuance of Series A-1 Preferred Stock	—	1	—
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	—	(1)

Balance at end of year	$—	$1	$—

Preferred Stock — Series A-2 (# of shares)
Balance at beginning of year	—	—	—
Issuance of Series A-2 Preferred Stock	—	125,000	—
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	(125,000)	—

Balance at end of year	—	—	—

Preferred Stock — Series A-2 (dollars)
Balance at beginning of year	$—	$—	$—
Issuance of Series A-2 Preferred Stock	—	1	—
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	(1)	—

Balance at end of year	$—	$—	$—

AdvancePCS and Subsidiaries

Consolidated Statements of Stockholders’ Equity (cont.)
(in thousands)

	Years Ended March 31,

	2000	2001	2002

Additional Paid-In Capital
Balance at beginning of year	$48,795	$58,677	$351,256
Stock issued with shelf offering	—	—	291,120
Tax benefit of stock options	—	7,266	18,489
Stock split in form of stock dividend	(250)	(116)	(91)
Capital contribution from joint venture partner	—	—	1,225
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	(124)	—
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	—	(65)
Issuance of stock for acquisitions	5,242	274,896	39,061
Stock issued with the exercise of options and warrants	4,890	10,657	15,892

Balance at end of year	$58,677	$351,256	$716,887

Accumulated Other Comprehensive Loss, Net of Taxes
Balance at beginning of year	$—	$—	$(3,849)
Pension liability adjustment	—	(3,849)	—
Mark to market interest rate swap	—	—	(8,837)

Balance at end of year	$—	$(3,849)	$(12,686)

Accumulated Earnings
Balance at beginning of year	$19,942	$38,695	$56,399
Net income	20,703	21,674	115,731
Distributions to FFI owners	(1,950)	(3,970)	—

Balance at end of year	$38,695	$56,399	$172,130

Comprehensive Income
Net income	$20,703	$21,674	$115,731
Other comprehensive loss	—	(3,849)	(8,837)

Total comprehensive income	$20,703	$17,825	$106,894

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$20,703	$21,674	$115,731
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,110	47,797	38,161
Non-recurring and impairment expenses	—	7,862	—
Provision for doubtful accounts and reserves	923	8,204	13,329
Deferred income taxes	1,197	(2,855)	25,948
Extraordinary loss on early retirement of debt, net of taxes	—	—	5,315
Value of options and warrants issued	—	3,785	—
Change in certain assets and liabilities -
Accounts receivable	(76,050)	(277,558)	(212,552)
Inventories	(1,950)	(2,068)	(24,239)
Prepaid expenses and other noncurrent assets	(305)	(2,632)	32,417
Claims and accounts payable, accrued expenses and other noncurrent liabilities	78,644	288,071	149,177

Net cash provided by operating activities	32,272	92,280	143,287

Cash flows from investing activities:
Purchases of property and equipment	(22,807)	(41,197)	(51,112)
Acquisition and joint venture, net of cash acquired	—	(722,045)	(13,349)

Net cash used in investing activities	(22,807)	(763,242)	(64,461)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	1,811	6,759	306,636
Capital contribution, AdvancePriority SpecialtyRx	—	—	1,225
Stock issued to fund acquisition	—	150,000	—
Issuance of debt to fund acquisition	—	620,000	—
Issuance of senior notes to fund acquisition	—	200,000	—
Borrowings on credit facilities	37,022	255,000	218,000
Net borrowings on asset securitization facility	—	—	150,000
Repayment of Rite Aid senior subordinated notes	—	(200,000)	—
Payments on credit facilities	(37,000)	(280,000)	(722,834)
Deferred financing costs	—	(22,022)	(2,756)
Distributions to FFI owners	(1,950)	(3,970)	—

Net cash provided by (used in) financing activities	(117)	725,767	(49,729)

Net increase in cash and cash equivalents	9,348	54,805	29,097
Cash and cash equivalents, beginning of year	45,895	55,243	110,048

Cash and cash equivalents, end of year	$55,243	$110,048	$139,145

Supplementary information:
Cash paid for interest	$3,943	$32,974	$53,807
Cash paid for income taxes	$7,000	$21,000	$18,906
Assets acquired and liabilities assumed (see Note 3)

The accompanying notes are an integral part of these
consolidated financial statements.

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

     AdvancePCS and its subsidiaries (the “Company”, “AdvancePCS” or, prior to October 2, 2000, “Advance”), a Delaware corporation, is a leading independent provider of health benefit management services, providing integrated pharmacy benefit management, disease management, clinical trials and other health related programs. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts. In addition, the Company transacts business with pharmaceutical manufacturers as both suppliers and customers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of AdvancePCS and its 50% or more owned subsidiaries and affiliates. These statements give retroactive effect, for all periods presented, to the combination of Advance and First Florida International (FFI) on July 5, 2000, which has been accounted for as a pooling of interests. In January 2000, Advance acquired a 19% equity interest in Consumer Health Interactive, Inc. (CHI), an internet health portal development company, with an option to acquire the additional interest. The acquisition of the remaining 81% equity interest was completed effective September 30, 2001 with cash of $9.2 million, making CHI a wholly owned subsidiary. The Company had previously accounted for its interest in CHI on the cost basis. As a result of the acquisition of the remaining 81% interest, APB 18 requires the Company’s prior years financial statements to be restated to reflect CHI as if it had been accounted for under the equity method. Accordingly, the prior years have been restated to reflect after tax losses of CHI (unaudited) for the years ended March 31, 2000 and 2001 of $173,000 (or diluted net income per share of $0.003 (unaudited)) and $994,000 (or diluted net income per share of $0.014 (unaudited)), respectively. The Company believes that the impact of the restatement does not have a material effect on our financial position or results of operations (See Note 15 to the financial statements included in this report).

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company has made significant estimates of the purchase price, and the fair market value of the assets acquired and liabilities assumed in its acquisitions, clinical service revenues and costs, reserves for uncollectable accounts and contract losses and the value of our various investments. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

Operating Segment

     The Company operates as a single operating segment. The chief executive officer (CEO) of the Company is considered the chief operating decision-maker and reviews the financial information on a consolidated basis. Typically, all of our services are offered to each of our customers and are negotiated as part of a single contract. Our services have similar economic characteristics and are interdependent. The CEO reviews discrete revenue information by service as reflected below for each of the periods presented.

	Year Ended March 31,

	2000	2001(1)	2002

	(In thousands, except per share data)
Revenues:
Data services	$1,558,113	$6,010,692	$10,986,747
Mail services	184,103	714,294	1,555,319
Clinical and other services	91,672	299,312	565,224

Total revenues	$1,833,888	$7,024,298	$13,107,290

(1)	Includes PCS data since the acquisition of PCS on October 2, 2000.

Cash and Cash Equivalents

     Cash and cash equivalents include overnight investments, money market accounts and high-grade commercial paper with original maturities of three months or less. On December 10, 2001 AdvancePCS entered into a receivables purchase and servicing agreement with GE Capital Corporation. As a result of the agreement and the structure of the transfer of funds, approximately $19.7 million of cash is restricted as of March 31, 2002.

Accounts Receivable

     Accounts receivable balances represent trade receivables generated from health benefit management and related services. To reduce the potential for credit risk, the Company performs ongoing evaluations of its customer’s financial condition but does not generally require significant collateral. Accounts receivable balances are used as collateral for the Company’s debt. As of March 31, 2001 and 2002, unbilled receivables were $418.6 million and $495.7 million, respectively. Unbilled receivables to plan sponsors are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the respective contractual billing schedule. The Company establishes an allowance for doubtful accounts based on performance factors, historical trends and other pertinent information.

Inventories

     Inventories consist of purchased pharmaceuticals stated at the lower of cost or market under the first-in, first-out method.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives of the respective classes of assets (see Note 4). Amortization of internal use software and leasehold improvements is computed over the lives of the assets or the lease terms, whichever is shorter. Major renewals and betterments are added to the property and equipment accounts while costs of repairs and maintenance are charged to operating expenses in the period incurred. The cost of assets retired, sold, or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is reflected in the statement of operations.

Goodwill and Other Intangible Assets

     Goodwill is the cost in excess of fair value of identifiable assets in business combinations accounted for using the purchase method of accounting. The Company has adopted Statement of Accounting Financial Standards (SFAS) 142 effective April 1, 2001. Under SFAS 142 goodwill is no longer amortized. In addition, certain identified intangibles with indefinite lives are also not amortized but are subject to periodic impairment testing. The remaining identified intangibles will be amortized over 4 to 30 years on a straight line basis. Amortization expense for the fiscal year ended March 31, 2002 was $10.9 million, which represented the amortization relating to the identified intangible assets with finite lives . Over the next five years intangible amortization expense relating to these identified intangibles will be as follows (in thousands):

Years Ending March 31,
2003	$11,515
2004	11,515
2005	11,515
2006	10,706
2007	10,301

Total	$55,552

     Under SFAS 142 assembled workforce is not a recognized intangible asset and accordingly has been reclassified as goodwill. In addition, the trade name is deemed to have an indefinite life as it is expected to generate cash flows indefinitely. Accordingly, the trade name is no longer amortized. The effect of the adoption of SFAS 142 is summarized in the following table (in thousands):

	03/31/2001		03/31/2002	03/31/2001	03/31/2002
	Gross Carrying		Gross Carrying	Accumulated	Accumulated
Description (useful lives)	Amount	Change	Amount	Amortization	Amortization

Goodwill:
PCS	$1,212,257	$(136,605)	$1,075,652	$(20,421)	$(20,421)
TheraCom	—	39,134	39,134	—	—
CHI	—	10,562	10,562	—	—
Other	99,232	3,800	103,032	(8,876)	(9,034)

Total Goodwill	$1,311,489	$(83,109)	$1,228,380	$(29,297)	$(29,455)

Intangible assets with indefinite lives as of April 1, 2001:
Trade name	$106,600	$—	$106,600	$(1,333)	$(1,333)

Intangible assets with finite lives:
Customer Base & contracts (4-30 yrs)	$272,600	$4,700	$277,300	$(5,360)	$(15,332)
Other (7 to 15 yrs)	11,200	(3,800)	7,400	(770)	(1,594)

Total	$283,800	$900	$284,700	$(6,130)	$(16,926)

     During fiscal year 2002, the Company finalized the purchase price allocation related to its acquisition of PCS. The net adjustment primarily decreased goodwill with a corresponding decrease in deferred taxes. As required by SFAS 142 the results for the prior year’s financials have not been restated. Net income as if SFAS 142 had been adopted is presented below:

	Fiscal Year Ended	Fiscal Year Ended
	March 31,	March 31,
	2000	2001

	(in thousands)	(in thousands)
Reported net income	$20,703	$21,674
Add back: Goodwill amortization (net of tax)	2,446	21,562
Add back: Amortization of trade name and workforce	—	1,491

Adjusted net income	$23,149	$44,727

Basic net income per share:
Reported net income	$0.42	$0.37
Adjusted net income	$0.47	$0.76
Diluted net income per share:
Reported net income	$0.37	$0.30
Adjusted net income	$0.42	$0.62

Other Noncurrent Assets

     Other assets include advances, deposits, deferred financing costs, implementation costs and investments in equity securities. Deferred financing costs consist of fees incurred in connection with the issuance of our credit facilities and are amortized over the life of the related debt. Implementation costs are capitalized and amortized over the life of the respective customer contract.

Impairment of Long-Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill and other intangibles, may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. Impairments are calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets and goodwill is estimated based on quoted market prices, if available, or the expected total value of the cash flows on a discounted basis. See Note 6 of the Consolidated Financial Statements.

Fair Value of Financial Instruments

     The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities. The fair value of the Company’s bank debt and Senior Notes, which approximates the carrying value, was estimated at current rates for similar debt with similar maturity.

Derivative Financial Instruments

     Effective April 1, 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and 138 (“FAS 133”). FAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The adoption of FAS 133 did not have a material effect on our results of operations, but did reduce other comprehensive income during 2002 by $8.8 million, net of taxes, in the accompanying Consolidated Statement of Changes in Stockholders’ Equity due to a cumulative effect of change in accounting principle of $7.7 million as of April 1, 2001, and additional net deferred gains and losses recorded during 2002 of $1.2 million.

     We have entered into an interest rate swap as of November 2000 in order to manage exposure to interest rate risk. The interest rate swap is designated as a hedge of variable interest rate payments under our credit facilities. Amounts received or paid are recorded as interest expense. The fair value of the swap, an obligation of $14.5 million at March 31, 2002 was based upon quoted market prices. The fair value represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates at March 31, 2002.

     This swap agreement is a cash flow hedge, as it requires us to pay fixed-rates of interest, which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($14.5 million pre-tax at March 31, 2002) and the related gains or losses on this agreement are deferred in shareholders’ equity as a component of other comprehensive income (a charge of $8.8 million, net of taxes). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. For the year ended March 31, 2002, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

Other Noncurrent Liabilities

     Other noncurrent liabilities are primarily composed of deferred compensation and pension obligations and the fair market value of the interest rate swap.

Revenue Recognition

     At the point of sale, pharmacy claims are adjudicated using the Company’s on-line claims processing system. When the Company independently contracts to pay its network pharmacy providers, it assumes credit risk and acts as a principal in the transaction, therefore the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EIFT 99-19 “Reporting Gross Revenue as a Principal vs Net as an Agent.” When the Company is only administering the plan sponsors’ network pharmacy contracts, it does not assume credit risk or act as a principal in the transaction, therefore, the Company only records the claims processing fees as revenues (i.e. net reporting).

     Revenues from the dispensing of pharmaceuticals from the Company’s mail service pharmacies are recognized when each prescription is shipped. Revenues from the sales of prescription drugs by pharmacies in the Company’s nationwide network and claims processing fees are recognized when the claims are adjudicated.

     Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Clinical services revenue includes service fees for negotiating rebates with pharmaceutical manufacturers on behalf of its health plan sponsor customers. The rebate due from the manufacturer is determined based on a complex formula including such factors as volume and quarterly drug utilization. The Company estimates the most recent quarter’s rebate receivables from the manufacturers, rebate payable to plan sponsors and its fees based on the terms of its contracts and claims for the quarter. Following the end of the quarter, the Company invoices the drug manufacturer. The Company revises its estimates based upon the invoiced amounts. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Clinical services revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the delivery or completion of the services.

Cost of Revenues

     Cost of revenues includes product costs, pharmacy claims payments made to our retail network pharmacies and other direct costs associated with the provision of customer services and the sale and/or dispensing of prescriptions including our call center operations. Rebate amounts paid to plan sponsors, collected from pharmaceutical manufacturers, are excluded from cost of revenues.

Selling, General and Administrative

     Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales and maintaining existing client relationships. These expenses also include costs relating to certain corporate functions including executive oversight, accounting, treasury, tax, legal, public affairs, human resources, procurement and other services.

Loss from Joint Venture

     In February 2001, we entered into an agreement with Express Scripps and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations.

Stock Split

     On October 1, 2001 the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. On October 12, 1999 the Company announced a two-for-one stock split, effected in the form of a stock dividend of the Company’s common stock. The record date was November 11, 1999 and the date of payment was November 30, 1999. Financial information and stock prices contained throughout this Form 10-K have been retroactively adjusted to reflect the impact of the stock splits in all periods presented.

Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per-share computations follows in thousands, except per share data:

	Year Ended March 31,

	2000	2001	2002

Basic
Numerator:
Net income	$20,703	$21,674	$115,731

Denominator:
Weighted average common stock outstanding	49,520	58,290	84,432

Net income per share	$0.42	$0.37	$1.37
Diluted
Numerator:
Net income	$20,703	$21,674	$115,731

Denominator:
Weighted average common stock outstanding	49,520	58,290	84,432
Other Dilutive Securities:
Preferred stock	—	7,500	—
Options and warrants using the treasury stock method	5,954	6,588	13,906

Weighted average shares outstanding	55,474	72,378	98,338

Net income per share	$0.37	$0.30	$1.18

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS 143 will have on its financial position or results of operations.

     In August 2001 the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact that SFAS No. 145 will have on its financial position or results of operations.

3. Acquisitions

     In January 2000, Advance acquired a 19% interest in CHI with an option to acquire the additional interest. Effective September 30, 2001 the Company acquired the remaining equity interests of CHI for $9.2 million in cash. The acquisition of the remaining interest was accounted for using the purchase method of accounting. The Company had previously accounted for its interest in CHI on the cost basis (See Notes 2 and 15 to the financial statements included in this report). Under the terms of the acquisition the Company may pay additional cash upon the achievement by CHI of certain account growth targets.

     Effective August 1, 2001 the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase price paid by the Company was 1.3 million shares of Class A common stock. An additional 384,006 shares of Class A common stock were placed in escrow, subject to achievement of future financial performance. In addition, the Company paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.1 million, was recorded as goodwill. The Company also recognized $4.7 million in intangible customer contracts. The portion of the purchase price allocated to the net identifiable assets and goodwill is preliminary and subject to revision following the results of an appraisal and further identification of intangible assets. Unaudited pro forma financial information is not presented because the acquisition of TheraCom was not a material business combination for the Company.

     On June 18, 2001 the Company announced the launch of AdvancePCS SpecialtyRx to provide products and services to patients using injectable and other expensive, high technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. Also, the Company established a joint venture, AdvancePriority SpecialtyRx (the venture), with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. AdvancePCS owns 51% of the venture and Priority Healthcare Corp. owns 49%.

     Effective October 1, 2000 Advance acquired all of the equity of PCS. The aggregate purchase price paid by Advance was approximately $1.0 billion, of which Advance paid Rite Aid, the seller, $675 million in cash and issued to Rite Aid $200 million in senior subordinated notes and $125 million in Advance convertible preferred stock. The senior subordinated notes were paid in full in March 2001 through proceeds obtained from the issuance of $200 million in Senior Notes. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph, Littlejohn & Levy, Inc. (JLL). The acquisition of PCS has been accounted for using the purchase method of accounting. The Company incurred approximately $50 million in acquisition costs.

     The allocation of the net purchase price is as follows (in thousands):

Assets	$667,274
Goodwill	1,075,652
Intangible assets	382,400
Liabilities assumed	(968,514)
Deferred income tax liability	(106,812)

Net purchase price	$1,050,000

     The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill.

     The following unaudited pro forma information presents the results of operations of the Company as if the PCS acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

	2000	2001

Revenues	$9,960,119	$11,311,942
Net income (loss)	(8,060)	495
Net income (loss) per share:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01
Weighted average shares outstanding:
Basic	57,934	62,498
Diluted	57,934	86,120

     Pro forma information includes non-recurring and impairment expenses of $11.1 million for 2001.

     On July 5, 2000, Advance completed a merger with FFI (the “Combination”). The Company issued seven million shares of its common stock in exchange for all the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though FFI had always been a part of the Company. Total combination related costs and provisions were approximately $1.2 million and reflected as an expense in the second fiscal quarter of 2001.

     The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of operations with those previously reported by the Company. The references to Advance in this table are to the Company’s historical operating results prior to the merger with FFI.

Fiscal Year
Ended 2000
(in thousands)

Revenues:
Advance	$1,773,557
FFI	60,331

Total consolidated revenues	$1,833,888

Net income:
Advance	$20,382
FFI	321

Total consolidated net income	$20,703

4. Property and Equipment

     Property and equipment and their respective useful lives consisted of the following (in thousands):

	March 31,

	2001	2002	Useful Lives

Land and Building	$11,916	$11,770	15 to 20 years
Leasehold Improvements	12,725	14,379	8 to 10 years
Furniture and Fixtures	11,542	13,573	8 to 10 years
Computer Equipment and Software	89,365	136,812	3 to 5 years
Equipment	8,812	9,742	3 to 5 years

	134,360	186,276
Less — Accumulated depreciation and amortization	(37,720)	(64,999)

	$96,640	$121,277

Depreciation and amortization expense for 2000, 2001 and 2002 was $5.2 million, $17.1 million and $27.2 million respectively.

5. Debt

     Long term debt consists of the following (in thousands):

	March 31,

	2001	2002

Senior Secured Credit Facility:
Revolver, with interest at LIBOR plus 2.00%, expires October, 2005	$95,000	$—
Interim revolver with interest at LIBOR plus 2.75%, cancelled December, 2001	—	—
Term A, with interest at LIBOR plus 2.75%, paid August, 2002	150,000	—
Term B, with interest at LIBOR plus 3.25%, due October, 2007	400,000	150,786
Senior Notes, with interest at 8 1/2%, due March, 2008	200,000	200,000
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate plus .65%, due December, 2006	—	150,000

	845,000	500,786
Less current portion	(15,250)	(1,523)

Total Long Term Debt	$829,750	$499,263

     In conjunction with our acquisition of PCS, the Company obtained an $825 million Senior Secured Credit Facility. The Term A note was due on October 2, 2005 but was fully repaid in fiscal 2002 from the proceeds of the Company’s shelf offering along with a portion of the Term B note. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. The Company is in compliance with all covenants.

     In March 2001 the Company issued $200 million Senior Notes (Senior Notes). The proceeds from this offering were used to retire the $200 million senior subordinated notes due 2010 that were issued to Rite Aid in connection with the PCS acquisition. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. The Senior Notes have been unconditionally guaranteed, jointly and severally, by all of our subsidiaries, which are all 100% owned. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

     On August 23, 2001 the Company completed the sale of nine million shares of Class A common stock. The proceeds, net of offering costs, of approximately $291 million were used to reduce debt. The Term A note of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B note.

     We have entered into interest rate swap agreements as of November 2000 in order to manage exposure to interest rate risk. These agreements have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. The interest rate swap is designated as a hedge of variable interest rate payments under our credit facilities. Amounts received or paid are recorded as interest expense. The fair value of the swap, an obligation of $14.5 million at March 31, 2002 was based upon quoted market prices. The fair value represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates at March 31, 2002.

     This agreement is a cash flow hedge, as it required us to pay fixed-rates of interest, which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreement is reported on the balance sheet in other liabilities ($14.5 million pre-tax at March 31, 2002) and the related gains or losses on this agreement are deferred in shareholders’ equity as a component of other comprehensive income (a charge of $8.8 million, net of taxes). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. For the year ended March 31, 2002, the gains and losses on the ineffective portion of our swap agreement were not material to the consolidated financial statements.

     In December 2001 the Company securitized certain of its accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). The Asset Securitization Facility is included in the Company’s debt balance as of March 31, 2002 and will continue to be reflected “on-balance sheet”. The Company used the proceeds to repay $150 million of its Term B note. In addition, the Company’s $100 million interim revolver was eliminated.

     In addition, the Company has a $175 million revolving credit facility that expires in 2005. At March 31, 2002 no amounts were drawn on this revolver. In connection with the bank debt repayments made during the fiscal year 2002 and the securitization, the Company recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $5.3 million, net of taxes of $3.5 million.

     The following represents, as of March 31, 2002, the schedule of current maturities for our long-term debt (in thousands):

Years Ending March 31,
2003	$1,523
2004	1,523
2005	1,523
2006	1,523
2007	222,728
Thereafter	271,966

Total long-term debt	$500,786

6. Acquisition Integration

     Merger costs

     Net income for the year ended March 31, 2001 reflected a pre-tax charge of $1.2 million ($926,000 after taxes, or $.01 per diluted share) relating to merger costs incurred in connection with the merger with FFI.

     Non-recurring and impairment expenses

     Net income for the year ended March 31, 2001 reflects non-recurring and impairment expenses of $11.1 million ($6.8 million after taxes, or $0.09 per diluted share) and represents facility impairment costs and severance costs related to the integration and rationalization of PCS and Advance personnel and facilities. The determination of the impairment loss was based on an evaluation of future cash flows from operation of the mail facility to be abandoned. The net book value of the facility and its assets including property, equipment and software totaled $2.9 million. In addition, the expenses include severance costs for mail facility and other AdvancePCS management employees that were terminated or resigned as a result of the acquisition with PCS. All of these severance costs to management employees were paid prior to March 31, 2001. Payments made to terminated employees were based substantially on a standard severance package available to employees. The following summarizes the expenses (in thousands):

Facility closure	$8,768
Severance and other employee costs	2,185
Other	176

Total non-recurring & impairment expenses	$11,129

     Net income for the year ended March 31, 2002 reflects non-recurring and impairment expenses of $1.8 million ($1.1 million after taxes, or $0.01 per diluted share). This amount primarily represents a human resources information system write-off and retention costs related to the integration and rationalization of PCS and Advance personnel and facilities.

     The Company expects to consolidate certain additional operations in connection with the integration of PCS, which may result in additional non-recurring and impairment expenses consisting primarily of severance costs and other related costs in the year ended March 31, 2003.

7. Leases

     The Company leases office and dispensing facility space, equipment and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 2002, as follows (in thousands):

Years Ending March 31,
2003	$23,757
2004	17,224
2005	8,031
2006	6,570
2007 and thereafter	31,343

Total minimum lease payments	$86,925

     Total rent expense incurred in the years ended March 31, 2000, 2001 and 2002 was approximately $6.3 million, $18.7 million and $34.7 million respectively. Certain office and facility leases include renewal options at the prevailing market rates at the time of renewal.

8. Commitments and Contingencies

     The Company has entered into long-term employment and noncompete agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

     AdvancePCS was served with a purported private class action lawsuit filed in the United States District Court in Arizona on or about December 17, 2001. The lawsuit alleges that AdvancePCS acts as a fiduciary, as that term is defined in the ERISA, and that AdvancePCS has breached certain fiduciary obligations under ERISA. AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaint. AdvancePCS believes that its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United have requested preliminary and permanent injunctive relief and recently quantified their compensatory damage claim of $30 million, including attorneys’ fees and costs. AdvancePCS has moved to dismiss all counts of the Complaint. On March 18, 2002, without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. The court’s order was modified on March 22, 2002. AdvancePCS has appealed the district court’s orders and this appeal is pending. AdvancePCS has denied AARP and United’s allegations and is vigorously defending this matter.

     In November 1999, PCS received a subpoena by the Department of Health and Human Services Office of Inspector General, or OIG, requesting PCS to produce certain documents about its programs and how they operate in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of this investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs and payments made by PBMs to retail pharmacies or others, and therapeutic intervention activity. AdvancePCS has turned over documents responsive to the subpoena. There is litigation pending in the Eastern District of Pennsylvania regarding further enforcement of the subpoena and other matters relating to the propriety of the United States Government’s investigation. It is impossible to predict the outcome.

     The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked these manufacturers to provide copies of documents relating to their agreements with us. At this time, we are unable to predict whether the federal or state government will commence any action challenging any of our programs and practices. AdvancePCS believes that its programs and those of PCS prior to the acquisition are in compliance with the requirements imposed by anti-kickback laws and other applicable laws and regulations. Nevertheless, we could be subject to scrutiny, investigation or challenge under these laws and regulations as a result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects.

result of the OIG investigation or otherwise, which could have a material adverse effect on our business, profitability and growth prospects.

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulations under ERISA. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings and intervention programs, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

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

9. Concentration of Business

     A significant portion of the Company’s revenues result from contracts with certain key customers. These contracts normally have terms of one to ten years with renewal options. Customers accounting for over 10% of total revenues consisted of the following at March 31:

	2000	2001	2002

Federal Employee Program	*	11%	13%
Health Net	41%	14%	*
* less than 10%

10. Stockholders’ Equity

Common Stock

     At the 2001 Annual Meeting of Stockholders held on November 1, 2001, the Company amended and restated the Certificate of Incorporation to provide as follows:

•	Increased the number of authorized shares of Class A common stock to 186,999,000,

•	Increased the number of authorized shares of Class B-1 common stock to 13,000,000 and

•	Decreased the number of authorized shares of Class B-2 common stock to 1,000.

     On October 1, 2001 the Company announced a two-for-one stock split, effected in the form of a stock dividend of our Class A common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Also, on October 12, 1999 the Company announced a two-for-one stock split, effected in the form of a stock dividend of our Class A common stock. The record date was November 11, 1999 and the date of distribution was November 30, 1999. Financial and share information contained throughout this Form 10-K has been retroactively adjusted to reflect the impact of the stock splits.

     On August 23, 2001 the Company completed the sale of nine million shares of Class A common stock pursuant to an S-3 shelf registration. The proceeds, net of offering costs, of approximately $291 million were used to reduce debt. The Term A debt of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B debt. Of the 11.4 million shares registered, approximately 2.4 million shares remain available under the shelf registration. In addition, during the three-month period ended September 30, 2001 the Company’s preferred stockholders converted their preferred shares totaling 65,854 shares, into 6.6 million shares of Class B-1 common stock. No preferred shares are issued and outstanding as of March 31, 2002.

     On August 1, 2001 the Company completed the acquisition of TheraCom. The Company issued 1.3 million shares of Class A common stock and an additional 384,006 shares of Class A common stock were placed in escrow, subject to certain contingencies.

     In connection with our acquisition of PCS in fiscal year 2001, the Company issued Rite Aid 125,000 shares of Series A-2 Convertible Preferred Stock that was convertible into Class B-2 common stock for $125 million. In addition, the Company issued JLL 8.4 million shares of Class B-1 common stock and 65,854 shares of Series A-1 Preferred Convertible Stock for $150 million. Both Rite Aid and JLL have converted 100% of their preferred shares to common stock. In addition, both Rite Aid and JLL have converted a portion of their Class B common stock to Class A common stock. As of March 31, 2002, JLL holds 12.9 million shares of Class B-1 common stock and Rite Aid holds 200 shares of Class B-2 common stock. Class B common stock is convertible into Class A common stock on a one for one basis.

Common Stock Voting Rights

     Class A common stock entitles the holder to one vote on each matter submitted to stockholders for vote. Class B-1 and B-2 common stock entitles the holder to vote as a single class with the holders of Class A common stock. The affirmative vote of at least 2/3 of the outstanding shares of Class B-1 and B-2 common stock is required to authorize certain actions including, a change in bylaws to adversely affect this class of stock, amendment or repeal of Series A-1 and A-2 certificates of designation, authorization of the issuance of additional shares of Class B-1 and B-2 common stock, increasing the number of Company directors and incurring certain indebtedness.

Series A Convertible Preferred Stock

     On October 2, 2000, in conjunction with our acquisition of PCS we issued to Rite Aid 125,000 shares of Series A-2 Convertible Preferred Stock. In addition, the Company issued to JLL 65,854 shares of Series A-1 Convertible Preferred Stock. All Series A Convertible Preferred Stock has been converted to common stock as of March 31, 2002.

Warrants to Purchase Common Stock

     In connection with the issuance of the senior subordinated notes described in Note 5 to the Consolidated Financial Statements, the Company issued Rite Aid warrants to purchase 1.6 million shares of our Class A common stock. The warrants terminated once we repaid the senior subordinated notes in March 2001.

     The Company has issued warrants to five of our key health plan sponsor customers representing the right to purchase up to a total of 1.2 million shares of our common stock at prices per share ranging from $8.16 to $30.10. The right to exercise each warrant vests in equal installments on the first five anniversaries of the date of grant so long as the customer’s service agreement remains in effect.

     The Company follows the guidance of EITF 96-18, under which the measurement date is the earlier of the performance commitment date or completed performance date. The Company chose not to retroactively apply EITF 96-18 to the eligible warrants, but chose to apply this EITF prospectively to new arrangements and any modifications of existing arrangements.

     The Company has reserved shares of common stock at March 31, 2002, for the following:

Exercise of stock options	17,947,166
Conversion of B shares	12,913,534
Exercise of warrants	1,173,932

32,034,632

11. Stock Option Plan

     At March 31, 2002, the Company has three stock-based compensation plans: Incentive Stock Option Plan, Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan (the “Plans”). The Plans provide for the granting of qualified stock options and incentive options to officers, directors, advisors and employees of the Company. The options must be granted with exercise prices which equal or exceed the market value of the Common Stock at the date of grant. As of March 31, 2002, the number of shares of Common Stock issuable under the Plans may not exceed 24.8 million shares. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

     The stock options generally vest over 5-year periods. In the event of the sale or merger in which an outside corporation gains 50% or greater ownership of the Company, options granted to certain employees become 100% vested. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 2002, 5.2 million options were vested at exercise prices of $0.30 to $34.65 per share. The Company recognized compensation expense related to options granted and the acceleration of option vesting of $1.3 million and $824,000 for the years ended March 31, 2001 and 2002 respectively.

     SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has elected to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company’s stock option activity.

	2000		2001		2002

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding at beginning of year	9,106,552	$4.30	11,147,104	$5.79	16,245,324	$9.34
Granted	2,917,400	10.41	7,767,500	12.75	2,348,771	30.70
Exercised	(375,468)	3.11	(2,177,300)	3.17	(2,724,290)	5.28
Canceled	(501,380)	7.60	(491,980)	9.83	(292,740)	14.02

Outstanding at end of year	11,147,104	$5.79	16,245,324	$9.34	15,577,065	$11.56

Exercisable at end of year	4,976,184	$2.71	4,666,782	$4.48	5,157,508	$7.89
Price range	$0.25 to $14.54		$0.30 to $15.59		$0.30 to $34.65
Weighted average fair value of options granted	$5.29		$8.80		$13.58

     The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 15.6 million options outstanding as of March 31, 2002.

	Options Outstanding			Options Exercisable

		Weighted	Wtd. Avg.		Weighted
		Avg. Exercise		Contractual	Avg. Exercise
Exercise Price Range	Shares	Price	Life (yrs.)	Shares	Price

$0.30 to $1.20	664,496	$0.80	1.4	664,496	$0.80
$2.25 to $3.13	864,178	2.71	4.8	769,578	2.66
$4.16 to $6.23	196,058	5.74	7.1	71,058	5.19
$6.26 to $9.34	3,848,012	8.33	7.0	2,010,056	8.34
$9.50 to $13.34	4,533,400	10.41	8.1	1,070,024	10.48
$14.32 to $19.75	3,029,650	15.79	8.5	534,716	16.18
$22.75 to $32.75	2,345,871	29.10	9.5	18,500	23.67
$34.65 to $34.65	95,400	34.65	9.5	19,080	34.65

$0.30 to $34.65	15,577,065	$11.56	7.6	5,157,508	$7.89

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average ranges of assumptions for the years ended March 31, 2000, 2001 and 2002, respectively: risk-free interest rates of 3.2% to 6.6%; expected lives of three to five years; expected volatility of 64% to 75%. The Company continues to account for stock based compensation under APB 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

	2000	2001	2002

Net income:
As currently reported	$20,703,000	$21,674,000	$115,731,000
Pro forma	$17,176,000	$8,735,000	$96,063,000
Basic net income per share:
As currently reported	$0.42	$0.37	$1.37
Pro forma	$0.35	$0.15	$1.14
Diluted net income per share:
As currently reported	$0.37	$0.30	$1.18
Pro forma	$0.31	$0.12	$0.98

     Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

12. Related Party Transactions

     In fiscal 2001 and 2002, the Company had an interest bearing note receivable of $500,000 and $400,000, respectively, due from an executive officer of the Company issued in conjunction with his relocation as a result of the acquisition of PCS.

13. Retirement Plan Benefits

     In connection with the acquisition of PCS, the Company acquired certain existing retirement plans. Pursuant to the acquisition, the Defined Benefit Pension Plan was amended to, among other things, prohibit new entrants and freeze certain benefits. The funded status and amounts recognized in the consolidated balance sheets at March 31, 2002 for the Company’s defined benefit pension and retiree health benefit plans, as well as changes in the benefit obligation and plan assets subsequent to the acquisition, were as follows (in thousands):

	Defined Benefit	Retiree
	Pension Plan	Health Benefits

Change in benefit obligation:
Benefit obligation at March 31, 2001	$25,083	$8,546
Service cost	2,046	1,939
Interest cost	1,499	776
Plan Amendment (Gain)/Loss	—	(2,009)
Actuarial loss	(3,146)	3,140
Benefits paid	(509)	(149)

Benefit obligation at March 31, 2002	24,973	12,243
Change in plan assets:
Fair value of plan assets at March 31, 2001	23,153	—
Actual return on plan assets	374	—
Employer contribution	15	149
Benefits paid	(509)	(149)

Fair value of plan assets at March 31, 2002	23,033	—
Funded status	(1,940)	(12,243)
Plan Amendment (Gain)/Loss	—	(2,009)
Unrecognized net actuarial loss	6,728	3,500

Net amount recognized	4,788	(10,752)

Amounts recognized in consolidation balance sheet consisted of:
Accrued benefit liability	1,647	10,752
Deferred Tax (Asset)	(2,586)	—
(Charge) to Equity, net of tax	(3,849)	—

Net amount recognized	$(4,788)	$10,752

Weighted-average assumptions as of March 31, 2002:
Discount rate as of 3/31	7.25%	7.25%
Expected return on plan assets	8.50%	—
Rate of compensation increase	5.90%	—

     Health care trend rates were assumed to increase at an annual rate of 8.5% in 2002 and decrease 1/2% per year to 5.5% in 2009 and held constant thereafter.

     Net pension and retiree health benefit expense for the year ended March 31, 2002 include the following components (in thousands):

	Defined	Retiree
	Benefit	Health
	Pension Plan	Benefits

Components of net periodic benefit cost:
Service cost	$2,046	$1,939
Interest cost	1,499	776
Expected return on plan assets	(2,501)	—
Amortization of Prior Service Costs	—	107
Amortization of net (Gain)/Loss	—	12

Net periodic benefit cost	$1,044	$2,834

     The assumed health care cost trend rates have a significant effect on the retiree health benefits amounts reported. If these trend rates were to be increased by one percentage point each future year, the March 31, 2002 accumulated post retirement benefit obligation would increase by 16.0% and the aggregate of the service cost and interest components of the 2002 annual expense would increase by 22.6%. A one percentage point decrease in these rates would decrease the March 31, 2002 accumulated post retirement benefit obligation by 12.6% and the aggregate of the 2002 service cost and interest cost components of the 2002 annual expense would decrease by 17.6%.

     All defined plan benefit obligations have been adjusted to reflect the effect of plan changes adopted as of the acquisition of PCS. Any associated gain or loss relating to these changes is not reflected in the operations of the Company.

     The Company also sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Company contributions to the plans are based on employee contributions and the level of Company match. Expenses under the plan totaled $2.7 million during fiscal year 2001 and $5.8 million during fiscal year 2002.

14. Income Taxes

     AdvancePCS accounts for income taxes under the provisions of SFAS 109 “Accounting for Income Taxes”. The provision for income taxes for the years ended March 31, 2000, 2001 and 2002 differed from the amounts computed applying the federal tax rate of 35% to pretax earnings as a result of the following (in thousands):

	2000	2001	2002

Tax at U.S. federal income tax rate	$11,701	$16,088	$70,021
Non-deductible goodwill and intangible amortization	338	9,548	—
State taxes, net of federal benefit	529	2,238	8,104
Intangible amortization	—	(4,067)	—
Other, net	116	484	890

Provision for income taxes	$12,684	$24,291	$79,015

     The income tax provision consists of the following (in thousands):

	2000	2001	2002

Current	$11,267	$23,798	$53,067
Deferred	1,417	493	25,948

	$12,684	$24,291	$79,015

     Deferred tax assets reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting bases and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows (in thousands):

	March 31,		March 31,
	2001	Changes	2002

Deferred tax assets:
Accruals and reserves	$4,577	$8,343	$12,920
Non-recurring and impairment charges	4,361	(651)	3,710
Investment in Joint Venture	—	1,044	1,044
Other	657	191	848

	9,595	8,927	18,522

Deferred tax liabilities:
Intangible assets	(239,933)	96,638	(143,295)
Amortization of deductible goodwill	(3,081)	(2,113)	(5,194)
Depreciation	(3,608)	(2,433)	(6,041)
Other	(646)	544	(102)

	(247,268)	92,636	(154,632)

Net deferred tax liability	$(237,673)	$101,563	$(136,110)

Deferred tax liability, short term	$—	$(1,232)	$(1,232)

Deferred tax liability, long term	$(237,673)	$102,795	$(134,878)

15. Selected Quarterly Financial Data (Unaudited)

	Year Ended March 31, 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$553,214	$563,218	$2,916,471	$2,991,394
Gross profit	22,180	21,052	91,420	94,931
Non-recurring and impairment expenses	—	—	680	10,449
Net income	$5,935	$6,351	$6,978	$3,405

Basic:
Net income per share	$0.12	$0.13	$0.12	$0.05

Weighted average shares outstanding	50,075	50,280	59,826	72,980
Diluted:
Net income per share	$0.11	$0.11	$0.08	$0.04

Weighted average shares outstanding	53,957	56,860	89,014	89,654

	Year Ended March 31, 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$3,147,894	$3,154,629	$3,365,895	$3,438,872
Gross profit	107,766	107,976	114,818	121,032
Non-recurring and impairment expenses	854	906	—	—
Loss from joint venture(1)	659	431	741	1,040
Net income before extraordinary loss	$24,932	$28,476	$32,663	$34,974

Extraordinary loss on early retirement of debt, net of taxes	—	—	5,314	—

Net income	$24,932	$28,476	$27,349	$34,974

Basic before extraordinary loss:
Net income per share	$0.34	$0.36	$0.36	$0.38

Weighted average shares outstanding	73,478	79,499	91,912	92,840
Diluted before extraordinary loss:
Net income per share	$0.27	$0.29	$0.32	$0.34

Weighted average shares outstanding	91,618	96,952	102,321	102,462
Basic:
Net income per share	$0.34	$0.36	$0.30	$0.38

Weighted average shares outstanding	73,478	79,499	91,912	92,840
Diluted:
Net income per share	$0.27	$0.29	$0.27	$0.34

Weighted average shares outstanding	91,618	96,952	102,321	102,462

(1)	Previously reported as a component of Gross Profit.

     In January 2000, Advance acquired a 19% interest in CHI. The acquisition of the remaining 81% interest was completed effective September 2001, making CHI a wholly owned subsidiary. The Company had originally accounted for its interest in CHI on the cost basis. As a result of the acquisition of the remaining 81%, APB 18 requires the Company’s prior year’s quarterly financial statements to be restated as if CHI had been accounted for on the equity method. Accordingly, fiscal year 2002 financial statements have been restated to account for CHI as though we had accounted for our investment on the equity method. In addition, the Company has reflected the impact of the restatement of CHI for the 1st, 2nd, 3rd and 4th quarters of 2001 of net losses (in thousands) of $223 ($0.004 diluted net income per share), $266 ($0.005 diluted net income per share), $257 ($0.003 diluted net income per share) and $248 ($0.002 diluted net income per share), respectively and net losses for the years ended March 2000 and 2001 of $173 and $994, respectively in the accompanying financial statements. The Company believes that the impact of the restatement does not have a material effect on our financial position or result of operations. Also, in October 2001 the Company completed a two-for-one stock split, effected in the form of a stock dividend, of its common stock. Financial information and stock prices contained throughout this Form 10-K have been retroactively adjusted to reflect the impact of the stock split in all periods presented.

	Fiscal Year 2000

	(in thousands, except per share date)
	As		As
	Previously		Currently
	Reported	Adjustments	Reported

Statement of Operations Data:
Revenues(1)	$1,833,888	$—	$1,833,888
Selling, general & administrative expenses(1)	38,793	283	39,076
Operating income(1)	36,709	(283)	36,426
Provision for income taxes(1)	(12,794)	110	(12,684)
Net income(1)	$20,876	$(173)	$20,703

Basic:
Weighted average shares outstanding(2)	24,760,163	24,760,163	49,520,326
Net income per share(1)(2)	$0.84	$(0.42)	$0.42
Diluted:
Weighted average shares outstanding(2)	27,737,216	27,737,216	55,474,432
Net income per share(1)(2)	$0.75	$(0.37)	$0.37

	Fiscal Year 2001

	(in thousands, except per share date)
	As		As
	Previously		Currently
	Reported	Adjustments	Reported

Statement of Operations Data:
Revenues(1)	$7,024,298	$—	$7,024,298
Cost of revenues(1)	6,794,715	423	6,795,138
Selling, general and administrative expenses(1)	127,777	1,207	128,984
Operating income(1)	90,677	(1,630)	89,047
Provision for income taxes(1)	(24,927)	636	(24,291)
Net income(1)	$22,668	$(994)	$21,674

Basic:
Weighted average shares outstanding(2)	29,145,057	29,145,057	58,290,114
Net income per share(1)(2)	$0.78	$(0.39)	$0.37
Diluted:
Weighted average shares outstanding(2)	36,188,793	36,188,793	72,377,586
Net income per share(1)(2)	$0.63	$(0.32)	$0.30

(1)	Different than previously reported due to CHI restatement.

(2)	Different than previously reported due to October 2001 stock split.

16. Subsequent Events

     On June 5, 2002 the Company completed an increase in its Asset Securitization Facility. The $150 million commitment under the facility was expanded to $300 million and is due December 10, 2006. The Asset Securitization Facility now incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .85%. The Asset Securitization Facility is included in the Company’s debt balance as of March 31, 2002 and will continue to be reflected “on-balance sheet”. The Company used the proceeds to repay the remaining $150 million of its Term B note.

ADVANCEPCS
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions	Balance at
	Beginning	Charged to	End of
	of Year	Expenses	Other	Deductions(1)	Year

Year ended March 31, 2000:
Allowance for doubtful A/R	$4,743,000	$923,000	$—	$27,000	$5,639,000
Year ended March 31, 2001:
Allowance for doubtful A/R	$5,639,000	$8,204,000	$5,750,000 (2)	$753,000	$18,840,000
Year ended March 31, 2002:
Allowance for doubtful A/R	$18,840,000	$10,166,000	$934,000 (3)	$3,790,000	$26,150,000

(1)	Uncollectible accounts written off, net of recoveries and billing adjustments

(2)	Assumed in the acquisition of PCS

(3)	Assumed in the acquisition of Theracom

Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

INDEX TO EXHIBITS

EXHIBIT
NO.	EXHIBIT

2.1	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 31, 2000)
2.2	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL (incorporated by reference to Exhibit 2.2 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000)
2.3	Stock Purchase Agreement, dated as of June 18, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I (incorporated by referenced to Exhibit 2.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001)
2.4	Purchase Agreement Amendment, dated July 25, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I (incorporated by referenced to Exhibit 2.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001)
3.1	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000)
3.2	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of Advance PCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001)
4.1	Form of Stock Certificate of Class A Common Stock of AdvancePCS (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 14, 2000)
4.2	Indenture dated as of March 13, 2001 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001)
4.3	Registration Rights Agreement dated as of March 13, 2001 by and among AdvancePCS, various guarantors named therein and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Chase Securities, Inc., CIBC World Markets Corp. and Scotia Capital “USA”, Inc. (incorporated by reference to Exhibit 4.3 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001)
4.4	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000)
4.5	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.3 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001)
4.6	Warrant Agreement, dated as of September 12, 1996, by and between AdvancePCS and VHA, Inc. (incorporated by reference to Exhibit 4.16 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931))
4.7	Warrant Agreement, dated as of February 26, 1999, by and between AdvancePCS and Foundation Health Systems, Inc. (incorporated by reference to Exhibit 4.1 to AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated April 15, 1999)
4.8	Warrant Agreement, dated as of February 25, 1999, by and between AdvancePCS and Arkansas BlueCross BlueShield (incorporated by reference to Exhibit 4.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999)
4.9	Warrant Agreement, dated as of June 12, 1998, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999)

EXHIBIT
NO.	EXHIBIT

4.10	Warrant Agreement, dated December 10, 1999, by and between AdvancePCS and CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and Capital Care, Inc. (incorporated by reference to Exhibit 4.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
4.11	Warrant Agreement, dated January 1, 2001, by and between AdvancePCS and Empire Blue Cross and Blue Shield (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001)
4.12	Warrant Agreement, dated January 2, 2001, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001)
4.13*	Warrant Agreement, dated November 5, 2001, by and between AdvancePCS and Arkansas Blue Cross and Blue Shield
10.1	Amended and Restated Incentive Stock Option Plan (incorporated by reference from AdvancePCS’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999)
10.2	Amendment Number 1 to Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 3, 2001)
10.3	Amended and Restated Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2000)
10.4	Corporate Officer Incentive Plan (incorporated by reference from AdvancePCS’s Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999)
10.5	Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance Clinical (formerly ParadigM) (incorporated by reference to Exhibit 10.11 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931))
10.6	Amendment to Lease, dated October 19, 1996, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.6 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.7	Second Amendment to Lease, dated September 30, 1998, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.7 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.8	Third Amendment to Lease, dated December 1, 1999, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.9	Fourth Amendment to Lease, dated April 25, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.10	Fifth Amendment to Lease, dated December 18, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.11	Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and AdvancePCS (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 1999)
10.12	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000)
10.13	Amendment No. 1 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.13 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)

EXHIBIT
NO.	EXHIBIT

10.14	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, T. Danny Phillips, Joseph J. Filipek, Jr., Susan S. de Mars, Jeffrey G. Sanders, Laura I. Johansen, Andrew C. Garling, Rudy Mladenovic and John H. Sattler (incorporated by reference to Exhibit 10.5 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001)
10.15	Employment Agreement dated as of July 11, 2000, by and between AdvancePCS and David D. Halbert (incorporated by reference to Exhibit 10.15 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.16	Sublease, dated December 16, 1999, by and between TIG Insurance Company and AdvancePCS (incorporated by reference to Exhibit 10.16 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.17	Lease Agreement, dated April 30, 2000, by and between Cardinal Technology Center II, Inc. and AdvancePCS, as amended by the First Amendment to the Lease Agreement dated June 19, 2000, the Second Amendment to the Lease Agreement dated September 15, 2000 and the Third Amendment to the Lease Agreement dated March 2001 (incorporated by reference to Exhibit 10.17 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.18	Lease Agreement, dated March 26, 1996, by and between Alliance Commerce Center No 5, Ltd. and PCS Mail Services, Inc., as amended by the Amendment to the Lease Agreement, dated June 9, 1999, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services of Fort Worth, Inc. (incorporated by reference to Exhibit 10.18 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.19	Lease Agreement, effective September 30, 2000, by and between DRUG (AZ) QRS 14-42, Inc. and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.20	Office Lease, dated April 18, 1997, by and between 9060 East Via Linda Co. Ltd. Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.20 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.21	Lease Agreement, dated August 6, 1993, by and between MEPC American Properties, Inc. and McKesson Corporation, as amended by the First Lease Amendment, dated November 1999, by and between Duke-Weeks Realty Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.22	Office Lease, dated May 18, 1999, by and between Signature Services and AdvancePCS, as amended by the First Amendment to the Lease, dated October 28, 1999 by and between Signature Services and AdvancePCS, the Second Amendment to the Lease, dated November 30, 1999, by and between Signature Services and AdvancePCS, the Third Amendment to Lease, dated March 23, 2000, by and between Signature Services and AdvancePCS and the Fourth Amendment to the Lease, by and between North Parkcenter LLC and AdvancePCS (incorporated by reference to Exhibit 10.22 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001)
10.23	Amendment No. 2 to Credit Agreement dated October 2, 2000 by and among Advance PCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by referenced to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001)
10.24	Purchase Agreement, dated August 20, 2001, by and among AdvancePCS, David Halbert, Jon S. Halbert, Joseph Littlejohn & Levy Fund III, L.P. and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.1 1 of Advance PCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 8, 2001)
10.25	Amendment No. 2 to Advance PCS Amended and Restated Incentive Stock Option Plan (incorporated by referenced to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001)
10.26	Amendment No. 1 to Advance PCS Amended and Restated Incentive Stock Option Plan (incorporated by referenced to Exhibit 10.2 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001)
10.27	Amendment No. 3 to Credit Agreement dated October 2, 2000 by and among Advance PCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by referenced to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001)

EXHIBIT
NO.	EXHIBIT

10.28	Receivables Purchase and Contribution Agreement dated as of December 10, 2001 by and among AdvancePCS Health, L.P., AFC Receivables Holding Corporation, ADVP Management, L.P. and AdvancePCS (incorporated by referenced to Exhibit 10.4 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002)
10.29	Receivables Sale and Contribution Agreement dated as of December 10, 2001 by and among AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management, L.P. and Advance PCS (incorporated by referenced to Exhibit 10.5 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002)
10.30	Receivables Purchase and Servicing Agreement dated as of December 10, 2001 by and among Advance Funding Corporation, Redwood Receivables Corporation, ADVP Management, L.P. and General Electric Capital Corporation (incorporated by referenced to Exhibit 10.6 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002)
10.31	Annex X to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated December 10, 2001 (incorporated by referenced to Exhibit 10.7 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002)
10.32	Parent Guaranty dated as of December 10, 2001 by AdvancePCS in favor of AdvancePCS Health, L.P., AFC Receivables Holding Corporation, Advance Funding Corporation and ADVP Management, L.P. (incorporated by referenced to Exhibit 10.9 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002)
10.33*	Employment Agreement dated as of May 31, 2002 by and between AdvancePCS and Yon Y. Jorden.
10.34*	Amendment No. 4 to Credit Agreement dated May 31, 2002 by and among AdvancePCS, Bank of America N.A. and a syndicate of banks
10.35*	Omnibus Amendment No. 1 to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement, Dated as of May 31, 2002 by and among, AdvancePCS, AdvancePCS Health L.P., AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management L.P., Redwood Receivables Corporation, and General Electric Capital Corporation.
10.36*	Amended and Restated Annex X to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated as of December 10, 2001.
11.1*	Statement Regarding Computation of Per Share Earnings.
21.1*	Subsidiaries of AdvancePCS.
23.1*	Consent of PricewaterhouseCoopers LLP.