Form 10-Q
period 2002-06-30
ADVANCEPCS
filed 2002-08-14
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21447

AdvancePCS

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2493381 (IRS Employer Identification Number)

750 West John Carpenter Freeway
Suite 1200
Irving, Texas 75039

(Address of principal executive offices)

(469) 524-4700

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

YES  X  NO

     As of August 9, 2002, the registrant had (1) 79,535,732 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

AdvancePCS and Subsidiaries

Index to Quarterly Report on Form 10-Q

Part I.	Financial Information		Page

	Item 1.	Financial Statements	8

		A. Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002	1

		B. Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001	2

		C. Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001	3

		D. Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Qualitative and Quantitative Disclosures About Market Risk	15

Part II.	Other Information		17

Signatures			20

AdvancePCS and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)

(Unaudited)

	June 30, 2002	March 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$145,289	$139,145
Accounts receivable, net of allowance for doubtful accounts of $29,714 and $26,150 respectively	1,523,495	1,225,929
Inventories	78,327	65,336
Prepaid expenses and other	8,239	10,484

Total current assets	1,755,350	1,440,894
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $72,759 and $64,999 respectively	132,079	121,277
Goodwill	1,198,925	1,198,925
Intangible assets, net	370,162	373,041
Other noncurrent assets	86,683	89,827

Total assets	$3,543,199	$3,223,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,523
Claims and accounts payable	1,852,932	1,557,909
Accrued salaries and benefits	26,030	38,602
Other accrued expenses	72,802	79,308

Total current liabilities	1,951,764	1,677,342
Noncurrent liabilities:
Long-term debt, less current portion	500,000	499,263
Deferred income taxes	140,293	134,878
Other noncurrent liabilities	34,669	35,221

Total liabilities	2,626,726	2,346,704

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized:
Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 80,108,726 and 79,927,079 shares issued and outstanding respectively	801	799
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	721,027	716,887
Accumulated other comprehensive loss	(12,959)	(12,686)
Accumulated earnings	207,474	172,130

Total stockholders’ equity	916,473	877,260

Total liabilities and stockholders’ equity	$3,543,199	$3,223,964

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Revenues	$3,592,238	$3,147,894

Cost of operations:
Cost of revenues	3,466,891	3,040,128
Selling, general and administrative expenses	53,265	45,756
Non-recurring expenses	—	854

Total cost of operations	3,520,156	3,086,738

Operating income	72,082	61,156
Interest income	1,424	1,579
Interest expense	(11,588)	(20,878)
Loss from joint venture	(1,033)	(659)

Income before income taxes	60,885	41,198
Provision for income taxes	(24,050)	(16,266)

Net income before extraordinary loss	36,835	24,932
Extraordinary loss on early retirement of debt, net of taxes	(1,491)	—

Net income	$35,344	$24,932

Basic
Net income before extraordinary loss per share	$0.40	$0.34
Extraordinary loss on early retirement of debt, net of taxes, per share	(0.02)	—

Net income per share	$0.38	$0.34

Weighted average shares outstanding	93,022	73,478

Diluted
Net income before extraordinary loss per share	$0.36	$0.27
Extraordinary loss on early retirement of debt, net of taxes, per share	(0.01)	—

Net income per share	$0.35	$0.27

Weighted average shares outstanding	102,099	91,618

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Three Months Ended June 30,

	2002	2001

Cash flows from operating activities:

Net income	$35,344	$24,932
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	10,760	9,117
Provision for doubtful accounts and reserves	9,398	5,986
Deferred income taxes	2,413	1,548
Extraordinary loss on early retirement of debt, net of taxes	1,491	-—
Change in certain assets and liabilities -
Accounts receivable	(299,255)	(43,104)
Inventories	(12,991)	(1,507)
Prepaid expenses and other noncurrent assets	1,560	1,131
Claims and accounts payable, accrued expenses and other noncurrent liabilities	277,428	61,944

Net cash provided by operating activities	26,148	60,047

Cash flows from investing activities:

Purchase of property and equipment	(18,895)	(6,885)
Acquisition and joint venture — net of cash acquired	(950)	(1,425)

Net cash used in investing activities	(19,845)	(8,310)

Cash flows from financing activities:

Net proceeds from issuance of Common Stock	1,528	2,300
Deferred financing costs	(901)	(298)
Proceeds from long-term obligations	341,000	13,000
Net borrowings on asset securitization facility	150,000	—
Payments on long-term obligations	(491,786)	(26,812)

Net cash used in financing activities	(159)	(11,810)

Increase in cash	6,144	39,927

Cash and cash equivalents, beginning of period	139,145	110,048

Cash and cash equivalents, end of period	$145,289	$149,975

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared by AdvancePCS in accordance with accounting principles generally accepted in the United States of America for the interim financial information in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of AdvancePCS’s management, the June 30, 2002 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to the Consolidated Financial Statements included in the Form 10-K of AdvancePCS for the year ended March 31, 2002. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future period.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of AdvancePCS and its 50% or more owned subsidiaries and affiliates. In January 2000, Advance acquired a 19% equity interest in Consumer Health Interactive, Inc. (CHI), an internet health portal development company, with an option to acquire the additional interest. The acquisition of the remaining 81% equity interest was completed effective September 30, 2001 with cash of $9.2 million, making CHI a wholly owned subsidiary. The Company had previously accounted for its interest in CHI on the cost basis. As a result of the acquisition of the remaining 81% interest, Opinions of the Accounting Principles Board (APB) No. 18 requires the Company’s prior years financial statements to be restated to reflect CHI as if it had been accounted for under the equity method. Accordingly, the three month period ended June 30, 2001 has been restated to reflect after tax losses of CHI of $226,000 (or diluted net income per share of $.002).

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company is assessing the impact that SFAS 143 will have on its financial position or results of operations.

     In May 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company is assessing the impact that SFAS 145 will have on its financial position or results of operations.

     In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of Emerging Issues Task Force (EITF) in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

2. Acquisitions

     In January 2000, Advance acquired a 19% interest in CHI with an option to acquire the additional interest. Effective September 30, 2001, the Company acquired the remaining equity interests of CHI for $9.2 million in cash. The acquisition of the remaining interest was accounted for using the purchase method of accounting. The Company had previously accounted for its interest in CHI on the cost basis. Under the terms of the acquisition the Company may pay additional cash upon the achievement by CHI of certain account growth targets.

     Effective August 1, 2001, the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase price paid by the Company was 1.3 million shares of Class A common stock. An additional 384,006 shares of Class A common stock were placed in escrow, subject to achievement of future financial performance. In addition, the Company paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.1 million, was recorded as goodwill. The Company also recognized $4.7 million in intangible customer contracts. Unaudited pro forma financial information is not presented because the acquisition of TheraCom was not a material business combination for the Company.

     On June 18, 2001, the Company announced the launch of AdvancePCS SpecialtyRx to provide products and services to patients using injectable and other expensive, high technology drugs, while controlling the costs incurred by medical plan sponsors to provide these therapies. Also, the Company established a joint venture, AdvancePriority SpecialtyRx (the “Venture”), with Priority Healthcare Corp., a national specialty pharmacy and distribution company located in Lake Mary, Florida. AdvancePCS owns 51% of the Venture and Priority Healthcare Corp. owns 49%.

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

4. Income Taxes

     In the three months ended June 30, 2002 and 2001, our income tax expense approximated an effective tax rate of 39.5%.

5.  Debt Transactions — Extraordinary Loss

     Long term debt consists of the following (in thousands):

	June 30, 2002	March 31, 2002

Senior Secured Credit Facility:
Revolver, with interest at LIBOR plus 2.00%, expires October, 2005	$—	$—
Term B, with interest at LIBOR plus 3.25%, paid June, 2002	—	150,786
Senior Notes, with interest at 8.50%, due March, 2008	200,000	200,000
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.86% and 1.91% respectively, plus .85% and .65% respectively, due December, 2006	300,000	150,000

	500,000	500,786
Less current portion	—	1,523

Total Long Term Debt	$500,000	$499,263

     In December 2001, the Company securitized certain of its accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). The Company used the proceeds to repay $150 million of its Term B note. In addition, the Company’s $100 million interim revolver was eliminated. In June of 2002 the Company completed an increase in its Asset Securitization Facility to $300 million. The Company used the proceeds to pay the remaining $150 million of its Term B note. The Asset Securitization Facility is included in the Company’s debt balance as of June 30, 2002 and will continue to be reflected “on-balance sheet”.

     In connection with the repayment of the Term B note in June 2002 from the increase in the securitization facility, the Company recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off $2.4 million of the deferred financing fees related to the Term B note financing agreements. After adjusting for the $953,000 tax impact, the net charge was $1.5 million.

     In March 2001, the Company issued $200 million of 8.50% Senior Notes (the “Senior Notes”). The proceeds from this offering were used to retire the $200 million senior subordinated notes due 2010 that were issued to Rite Aid in connection with the PCS acquisition. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. The Senior Notes have been unconditionally guaranteed, jointly and severally, by all of our subsidiaries, which are all 100% owned. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

6.  Stock Split

     On October 1, 2001, the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial information and stock prices contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock splits in all periods presented.

7.  Subsequent Events — Stock and Debt Transactions

     On June 6, 2002, we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions. As of August 9, 2002, the Company has purchased 2.8 million shares under this repurchase program at a cost of approximately $50.2 million. In addition, as of August 8, 2002 the Company has repurchased Senior Notes with a face value of approximately $6.2 million in open market transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

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

     Clinical services fees received from the plan sponsors or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Clinical services revenue includes service fees for negotiating rebates with pharmaceutical manufacturers on behalf of its health plan sponsor customers. The rebate due from the manufacturer is determined based on a complex formula including such factors as volume and quarterly drug utilization. The Company estimates the most recent quarter’s rebate receivables from the manufacturers, rebate payables to plan sponsors and its fees based on the terms of its contracts and claims for the quarter. Following the end of the quarter, the Company invoices the drug manufacturer. The Company revises its estimates based upon the invoiced amounts. Rebates received from pharmaceutical manufacturers on behalf of plan sponsors are excluded from revenues. Clinical services revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the delivery or completion of the services.

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

Use of Estimates

     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. The Company has made significant estimates of the purchase price and fair market value of the assets acquired and liabilities assumed in our acquisitions. Other significant estimates include clinical services revenues and costs, reserves for uncollectable accounts, liabilities relating to customer rebate guarantees, performance commitments and service warranties. The Company has also made significant estimates relating to contract losses, the value of our various investments and recoverability of the capitalized amounts for internally developed software. The Company bases its estimates on historical experience and on various assumptions that the Company believes are reasonable under the circumstances. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates, and any such change could adversely affect the Company’s results of operations.

Accounts Receivable

     Accounts receivable balances represent trade receivables generated from health benefit management and related services. To reduce the potential for credit risk, the Company performs ongoing evaluations of its customer’s financial condition but does not generally require significant collateral. Accounts receivable balances are used as collateral for the Company’s debt. As of June 30, 2002, unbilled receivables were $330.1 million. Unbilled receivables to plan sponsors are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the respective contractual billing schedule. The Company establishes an allowance for doubtful accounts based on performance factors, historical trends and other pertinent information.

Results Of Operations — AdvancePCS

     The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS.

	Three Months Ended
	June 30,

	2002	2001(1)

	(in thousands, except per share data)
Revenues:
Data services	$2,911,015	$2,677,524
Mail services	516,918	335,647
Clinical and other services	164,305	134,723

Total revenues	3,592,238	3,147,894
Gross profit	125,347	107,766
Selling, general and administrative expenses	53,265	45,756
Non-recurring expenses	—	854
Operating income	72,082	61,156
Net interest expense	(10,164)	(19,299)
Loss from joint venture	(1,033)	(659)
Extraordinary loss on early retirement of debt, net of taxes	(1,491)	—
Net income	$35,344	$24,932
Diluted net income per share	$.35	$.27

(1)	Financial information for 2001 has been restated for the purchase of CHI (see Note 1 to the financial statements included in this report).

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues. Our revenues for the three months ended June 30, 2002 increased by $444 million, or 14%, compared to revenues for the three months ended June 30, 2001. The increase in revenues was primarily the result of an increase in pharmacy claims and a corresponding increase in claims processing revenue. Approximately $233 million, or 52%, of the increase in revenues was attributable to data services and a 5.1% increase in the number of pharmacy claims processed during the period. Claims processed increased to 118.7 million in the three months ended June 30, 2002 from 113.0 million for the three months ended June 30, 2001. Approximately 41% of the increase was attributable to additional sales of our mail pharmacy services including our specialty pharmacy services, resulting from a 34.1% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased to 3.5 million for the three months ended June 30, 2002 from 2.6 million in the three months ended June 30, 2001. Approximately 7% of the increase in revenues resulted from an increase in clinical and other services revenues derived from formulary and health improvement services, as well as clinical trials and other products and services for pharmaceutical manufacturers.

     Gross profit. Our gross profit for the three months ended June 30, 2002 increased by $18 million, or 16%, compared to the same period in 2001. As a percentage of revenues, gross profit was approximately 3.5% in the three months ended June 30, 2002 and 3.4% in the same period in 2001. Data services revenues decreased and mail services increased as a percentage of total revenues. Mail services revenues generally have a higher percentage margin than data services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2002 increased by $7.5 million, or 16% compared to the same period in 2001. Selling, general and administrative expenses as a percentage of revenues were 1.5% for the three months ended June 30, 2002 and 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the three months ended June 30, 2002 decreased $9.1 million compared to the same period in 2001. The decrease was due primarily to the reduction in outstanding debt through proceeds from the sale of nine million shares of Class A common stock in August of 2001. In addition, the Asset Securitization Facility incurs interest at a lower rate than the debt it replaced.

     Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations. For the three month period ending June 30, 2002 and 2001, we recorded a net loss of $1,033,000 and $659,000 from our interest in RxHub respectively.

     Income taxes. For the three months ended June 30, 2002 and June 30, 2001, our effective tax rate was approximately 39.5%.

     Extraordinary loss on early retirement of debt, net of taxes. In connection with the refinancing and the bank debt repayment, the Company recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $1.5 million, net of taxes.

     Diluted net income per share. We reported diluted net income of $0.35 per share for the three months ended June 30, 2002 compared to $0.27 per share for the same period in 2001. The weighted average shares outstanding were 102.1 million and 91.6 million for the three months ended June 30, 2002 and 2001, respectively. On August 23, 2001 the Company completed the sale of nine million shares of Class A common stock.

     On October 1, 2001, the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock split.

Liquidity and Capital Resources

     As of June 30, 2002, we had a working capital deficit of $196.4 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in working capital. Our net cash provided by operating activities was $26.1 million for the three months ended June 30, 2002 resulting primarily from net income and also due to the timing of receivables and payables resulting from our claims processing cycle. During the three months ended June 30, 2002, we used cash of $18.9 million for purchases of property and equipment associated with the growth and expansion of our systems and facilities.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 2001, 2002 and in the 1st Quarter of 2003 our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds. We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our internal operating requirements and expansion programs, including capital expenditures and our stock repurchase program, for at least the next 18 months. As of August 9, 2002, we have purchased 2.8 million shares under our stock repurchase program at a cost of approximately $50.2 million. However, if we continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

     In December 2001, we securitized certain of our accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). In June 2002, we completed an increase to the Asset Securitization Facility of an additional $150 million. The $300 million commitment under the facility is due December 10, 2006. The Asset Securitization Facility incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .85%. As of June 30, 2002, we had drawn $300 million under this facility. The Asset Securitization Facility is included in our debt balance as of June 30, 2002 and will continue to be reflected “on-balance sheet”. The proceeds were used to repay $300 million of our Term B debt. In addition, our $100 million interim revolving credit facility was eliminated. As of June 30, 2002 our debt consists of the following in thousands:

Asset Securitization Facility	$300,000
Senior Notes	200,000

$500,000

     In addition, we have a $175 million revolving credit facility that expires in 2005. As of June 30, 2002, no amounts were drawn on this revolving facility. In connection with the bank debt repayment made in June 2002, we recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $1.5 million, net of taxes.

     Effective April 1, 2001, we adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. In order to hedge variable rate interest payments made in conjunction with our debt we entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We have designated these agreements fair value hedges in accordance with SFAS 133, as amended and have reflected the fair value of these financial instruments in the condensed consolidated balance sheet effective April 1, 2001 upon adoption of SFAS 133. As a portion of the debt interest rates and underlying index of the interest rate protection agreements do not coincide, we test for hedge effectiveness using the hypothetical derivative method. The results of this test at June 30, 2002 indicate that the hedge is highly effective and any ineffectiveness is not significant to the results of operations. These instruments have been marked to market at June 30, 2002, with the adjustment recognized as a component of other comprehensive income in stockholders’ equity. The fair value of our interest rate swaps, a liability of $14.9 million at June 30, 2002 and $14.5 million at March 31, 2002, was based upon quoted market prices. Under SFAS 133, we have recorded a charge to other comprehensive income of $273,000, net of taxes, for the three months ended June 30, 2002.

HIPAA

     Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Department of Health and Human Services, or HHS, issued final Standards for Electronic Transactions in August 2000. AdvancePCS plans to meet the original compliance date of October 16, 2002 despite the extension that may be granted to Covered Entities that apply. Final Privacy Regulations were issued in December 2000 with a compliance date of April 14, 2003. These regulations govern the use and disclosure of individually identifiable health information by certain entities, and establish new standards for electronic transmission of certain types of health care data, including on-line pharmacy claims transactions. Significant system and operational changes will be required to comply with these regulations. An assessment was completed last year comparing current practices with what the regulations require and we are in the process of implementing all required changes. We have also tentatively assessed compliance requirements under HHS’s proposed Security Regulations, which have not yet been finalized and thus for which a final effective date has not yet been established. We expect that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of our operations though 2003, which is the scheduled deadline for HIPAA compliance. Currently, we do not expect the cost of implementation to have a material effect to our financial condition, results of operations, or cash flows. We can give no assurances that our current estimate of the cost of implementation will prove to be accurate.

Legal Proceedings

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2001, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which includes rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked them to provide copies of documents relating to their agreements with us.

     There is litigation pending in the Eastern District of Pennsylvania regarding further enforcement of the subpoena and other matters relating to the propriety of the government’s investigation. In December 2001, the OIG filed a motion seeking to enforce its demand under the subpoena for AdvancePCS to produce certain employee e-mails. AdvancePCS has opposed the enforcement motion, objecting to the scope and breadth of this request. This matter has been fully briefed and the parties are awaiting the court’s ruling. On April 10, 2002, the United States Attorney General issued Civil Investigative

Demands, or CIDs, seeking to compel interviews with eight of our employees and former employees in connection with a purported Federal False Claims Act inquiry related to its ongoing investigation. These eight individuals have filed a joint petition in the United States District Court for the Eastern District of Pennsylvania seeking to set aside the CIDs. The United States Attorney has filed a petition seeking an order enforcing the CIDs and has filed a response to the petition to set aside the CIDs. The court has not ruled on these requests. Although AdvancePCS is not a party to the CID related litigation, these proceedings are related to the ongoing OIG investigation.

     It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of our programs and practices. We believe that our programs and those of PCS prior to the acquisition are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor United States Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, we could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause our business, profitability and growth prospects to suffer materially.

     AdvancePCS was served with two purported private class action lawsuits filed by the same counsel for different plaintiffs in the United States District Court in Arizona. One was filed on or about December 17, 2001 and the other was served on or about April 19, 2002. The lawsuits allege that AdvancePCS acts as a fiduciary, as that term is defined in the Employee Retirement Income Security Act, or ERISA, and that AdvancePCS has breached certain fiduciary obligations under ERISA. In the earlier of the two cases filed, the plaintiff withdrew the class action allegations in April 2002 and the case is proceeding as a single plaintiff seeking to represent one health plan. As to both cases, AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings, rebates, and intervention programs, potentially reducing our profitability and growth prospects. In the later of the two cases filed, class allegations remain, but a class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

     In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is an ERISA fiduciary and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA as alleged in the complaint. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings, intervention programs, and rebates, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we have opposed such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

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

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company is assessing the impact that SFAS 143 will have on its financial position or results of operations.

     In May 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company is assessing the impact that SFAS 145 will have on its financial position or results of operations.

     In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force

(EITF) in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has not entered into derivatives or other financial instruments for trading purposes. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001 and drops to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments. In addition the Company has $200 million of 8.50% Senior Notes outstanding. As a result, virtually all of our debt is effectively fixed rate debt as of June 30, 2002. Due to these measures a change in interest rates would have no material effect on our statement of operations but could impact the fair value of debt outstanding relative to current market rates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Form 10-K, under the caption “Risk Factors,” as well as the following:

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

     Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these forward looking statements will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Except as required by law, we are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2001, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which includes rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked them to provide copies of documents relating to their agreements with us.

     There is litigation pending in the Eastern District of Pennsylvania regarding further enforcement of the subpoena and other matters relating to the propriety of the government’s investigation. In December 2001, the OIG filed a motion seeking to enforce its demand under the subpoena for AdvancePCS to produce certain employee e-mails. AdvancePCS has opposed the enforcement motion, objecting to the scope and breadth of this request. This matter has been fully briefed and the parties are awaiting the court’s ruling. On April 10, 2002, the United States Attorney General issued Civil Investigative Demands, or CIDs, seeking to compel interviews with eight of our employees and former employees in connection with a purported Federal False Claims Act inquiry related to its ongoing investigation. These eight individuals have filed a joint petition in the United States District Court for the Eastern District of Pennsylvania seeking to set aside the CIDs. The United States Attorney has filed a petition seeking an order enforcing the CIDs and has filed a response to the petition to set aside the CIDs. The court has not ruled on these requests. Although AdvancePCS is not a party to the CID related litigation, these proceedings are related to the ongoing OIG investigation.

     It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of our programs and practices. We believe that our programs and those of PCS prior to the acquisition are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor United States Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, we could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause our business, profitability and growth prospects to suffer materially.

     AdvancePCS was served with two purported private class action lawsuits filed by the same counsel for different plaintiffs in the United States District Court in Arizona. One was filed on or about December 17, 2001 and the other was served on or about April 19, 2002. The lawsuits allege that AdvancePCS acts as a fiduciary, as that term is defined in the Employee Retirement Income Security Act, or ERISA, and that AdvancePCS has breached certain fiduciary obligations under ERISA. In the earlier of the two cases filed, the plaintiff withdrew the class action allegations in April 2002 and the case is proceeding as a single plaintiff seeking to represent one health plan. As to both cases, AdvancePCS believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings, rebates, and intervention programs, potentially reducing our profitability and growth prospects. In the later of the two cases filed, class allegations remain, but a class of plaintiffs has not yet been certified and we intend to oppose such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No	Exhibits

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.1*	Amendment No. 5 to Credit Agreement dated as of July 17, 2002 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

99.1*	Certification of Chief Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

     (b)  Reports on Form 8-K.

     On June 6, 2002, we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions.

     On June 30, 2002, we filed a Form 8-K announcing the appointment to the board of directors of Dr. George Poste. Dr. Poste fills a vacancy in the Company’s independent class of directors and will be up for re-nomination at the shareholders meeting in 2003. The Company also announced the resignations of board members Robert G. Miller and David R. Jessick, effective June 30, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvancePCS (Registrant)

Date: August 13, 2002	By:	/s/ David D. Halbert David D. Halbert, Chairman of the Board and Chief Executive Officer

Date: August 13, 2002	By:	/s/ Yon Y. Jorden Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Exhibits

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.1*	Amendment No. 5 to Credit Agreement dated as of July 17, 2002 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

99.1*	Certification of Chief Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.