Form 10-Q
period 2002-09-30
ADVANCEPCS
filed 2002-11-13
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

YES   X     NO

     As of November 8, 2002, the registrant had (1) 76,983,292 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

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

•	Risks associated with competition in our industry, including client retention, the ability to consummate contracts with new clients and pricing and margin pressures from competitors and client demands;

•	Risks related to our relationships with pharmaceutical manufacturers or a change in pricing, discounts or other practices of these manufacturers;

•	Risks related to compliance with governmental legislation and regulations, including compliance with any changes in the interpretations of existing laws and regulations and the passage of new legislation or regulations;

•	Risks related to our ability to develop, market and sell new products, services and technologies;

•	Risks associated with adverse results in litigation or other liability claims asserted against us, including professional liability claims in excess of our insurance coverage and challenges to our business practices under ERISA;

•	Risks related to maintaining our pharmacy network affiliations;

•	Risks associated with managing and integrating future acquisitions;

•	Risks associated with maintaining and managing our growth;

•	Risks associated with the general changes in the health care industry, including increases in health care costs, changes in drug utilization and the introduction rates of new drugs;

•	Risks associated with our ability or inability to attract and retain qualified personnel;

•	Risk associated with general economic and business conditions, including exposure to clients’ credit risks; and

•	Risks associated with our debt obligations, including compliance with covenants contained in our credit agreements.

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

AdvancePCS and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

(Unaudited)

	September 30, 2002	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$101,199	$139,145
Accounts receivable, net of allowance for doubtful accounts of $36,608 and $26,150, respectively	1,507,428	1,225,929
Inventories	76,983	65,336
Prepaid expenses and other	8,605	10,484

Total current assets	1,694,215	1,440,894
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $80,756 and $64,999, respectively	146,606	121,277
Goodwill	1,198,925	1,198,925
Intangible assets, net	367,283	373,041
Other noncurrent assets	83,762	89,827

Total assets	$3,490,791	$3,223,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,523
Claims and accounts payable	1,828,608	1,557,909
Accrued salaries and benefits	30,345	38,602
Other accrued expenses	95,699	79,308

Total current liabilities	1,954,652	1,677,342
Noncurrent liabilities:
Long-term debt, less current portion	468,627	499,263
Deferred income taxes	141,629	134,878
Other noncurrent liabilities	30,977	35,221

Total liabilities	2,595,885	2,346,704

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized:
Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 80,845,892 and 79,927,079 shares issued, respectively	808	799
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	726,260	716,887
Accumulated other comprehensive loss	(10,132)	(12,686)
Accumulated earnings	249,681	172,130

	966,747	877,260
Common stock in treasury, at cost:
Class A common stock; 4,018,561, and no shares, respectively	(71,841)	—

Total stockholders’ equity	894,906	877,260

Total liabilities and stockholders’ equity	$3,490,791	$3,223,964

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$3,852,668	$3,154,629	$7,444,906	$6,302,523

Cost of operations:
Cost of revenues	3,717,206	3,046,653	7,184,097	6,086,781
Selling, general and administrative expenses	54,182	43,334	107,447	89,089
Non-recurring expenses	—	906	—	1,760

Total cost of operations	3,771,388	3,090,893	7,291,544	6,177,630

Operating income	81,280	63,736	153,362	124,893
Interest income	1,257	1,823	2,681	3,402
Interest expense	(11,549)	(18,063)	(23,137)	(38,941)
Loss from joint venture	(1,224)	(431)	(2,257)	(1,090)

Income before income taxes	69,764	47,065	130,649	88,264
Provision for income taxes	(27,557)	(18,589)	(51,607)	(34,856)

Net income before extraordinary loss	42,207	28,476	79,042	53,408
Extraordinary loss on early retirement of debt, net of taxes	—	—	(1,491)	—

Net income	$42,207	$28,476	$77,551	$53,408

Basic
Net income before extraordinary loss per share	$0.46	$0.36	$0.86	$0.70
Extraordinary loss on early retirement of debt, net of taxes, per share	—	—	(0.02)	—

Net income per share	$0.46	$0.36	$0.84	$0.70

Weighted average shares outstanding	91,615	79,499	92,319	76,489

Diluted
Net income before extraordinary loss per share	$0.43	$0.29	$0.79	$0.57
Extraordinary loss on early retirement of debt, net of taxes, per share	—	—	(0.02)	—

Net income per share	$0.43	$0.29	$0.77	$0.57

Weighted average shares outstanding	98,412	96,952	100,255	94,285

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Six Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$77,551	$53,408
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	21,689	18,597
Provision for doubtful accounts and reserves	22,931	8,532
Deferred income taxes	4,309	2,887
Extraordinary loss on early retirement of debt, net of taxes	1,491	—
Change in operating assets and liabilities —
Accounts receivable	(291,747)	(15,979)
Inventories	(11,647)	(11,146)
Prepaid expenses and other noncurrent assets	2,903	928
Claims and accounts payable, accrued expenses and other noncurrent liabilities	281,593	23,093

Net cash provided by operating activities	109,073	80,320

Cash flows from investing activities:
Purchase of property and equipment	(44,774)	(20,773)
Other investing activities	(1,900)	(2,850)

Net cash used in investing activities	(46,674)	(23,623)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	5,071	298,428
Purchase of Class A Common Stock — Treasury Stock	(71,841)	—
Deferred financing costs	(1,416)	(567)
Proceeds from long-term obligations	1,212,585	58,000
Payments on long-term obligations	(1,375,546)	(409,066)
Net borrowings on asset securitization facility	130,802	—

Net cash used in financing activities	(100,345)	(53,205)

(Decrease) increase in cash and cash equivalents	(37,946)	3,492
Cash and cash equivalents, beginning of period	139,145	110,048

Cash and cash equivalents, end of period	$101,199	$113,540

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared by AdvancePCS in accordance with accounting principles generally accepted in the United States of America for the interim financial information in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of AdvancePCS’s management, the September 30, 2002 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to the Consolidated Financial Statements included in the Form 10-K of AdvancePCS for the year ended March 31, 2002. The results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future period.

Principles of Consolidation

     In September 2001, the Company acquired the remaining outstanding 81% of Consumer Health Interactive, Inc. (CHI) which was previously accounted for under the cost method of accounting. As required by Accounting Principals Board Opinion No. 18 (APB 18) the prior periods have been restated to reflect CHI as if it had been accounted for under the equity method. The impact of the restatement on the six months ended September 30, 2001 was $226,000 (or diluted net income per share of $.002).

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion 30 as extraordinary. The Company is required to adopt SFAS 145 by April 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $1.5 million and $5.3 million, net of tax for the six months ended September 30, 2002 and the year ended March 31, 2002, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

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

Recently Adopted Accounting Pronouncements

     Effective April 1, 2002 the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

2. Net Income Per Share

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

3. Income Taxes

     In the three months and six months ended September 30, 2002 and 2001, the Company’s income tax expense approximated an effective tax rate of 39.5%.

4. Debt Transactions

     Long term debt consists of the following (in thousands):

	September 30, 2002	March 31, 2002

Senior Secured Credit Facility:
Revolver, with interest at LIBOR plus 2.00%, expires October, 2005	$—	$—
Term B, with interest at LIBOR plus 3.25%, paid June, 2002	—	150,786
Senior Notes, with interest at 8.50%, due March, 2008	187,825	200,000
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.84% and 1.91% respectively, plus .85% and .65% respectively, due December, 2006	280,802	150,000

	468,627	500,786
Less current portion	—	1,523

Total Long Term Debt	$468,627	$499,263

     In December 2001, the Company securitized certain of its accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). The Company used the proceeds to repay $150 million of its Term B note. In addition, the Company’s $100 million interim revolver was eliminated. In June of 2002, the Company completed an increase in its Asset Securitization Facility to $300 million. The Company used the proceeds to pay the remaining $150 million of its Term B note. The Asset Securitization Facility is included in the Company’s debt balance as of September 30, 2002 and will continue to be reflected “on-balance sheet”.

     In connection with the repayment of the Term B note in June 2002, the Company recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off $2.4 million of the deferred financing fees related to the Term B note financing agreements. After adjusting for the $953,000 tax impact, the net charge was $1.5 million.

     During the three months ended September 30, 2002, the Company repurchased Senior Notes with a face value of approximately $12.2 million in open market transactions. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. The Senior Notes are unconditionally guaranteed, jointly and severally, by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Indenture. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

     On September 30, 2002 the Company amended its Senior Secured Credit Facility to increase the size of its revolver from $175 million to $275 million. As of September 30, 2002, nothing was outstanding under this facility.

     Effective April 1, 2001, the Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. In order to hedge variable rate interest payments made in conjunction with the Company’s debt it entered into an interest rate protection agreement that has fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount dropped to $300 million in October 2001 and dropped to $200 million in October 2002. The Company is accounting for this interest rate swap as a cash flow hedge in accordance with SFAS 133. The fair value of the swap, an obligation of $10.3 million at September 30, 2002 and $14.5 million at March 31, 2002, was based upon quoted market prices. The fair value represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates. The related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income. The net amount of changes in other comprehensive income and the net amount reclassified into earnings during the six-month period ended September 30, 2002 were $4.2 million and $7.3 million, respectively.

5. Stock Transactions

     On October 1, 2001, the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial information and stock prices contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock splits in all periods presented.

     On June 6, 2002, the Company filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions. During the three months ended September 30, 2002, the Company purchased approximately 4.0 million shares under this repurchase program at a cost of approximately $71.8 million.

     In August 2001 the Company acquired Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom). The purchase price included the issuance of 1.3 million shares of Class A common stock in August 2001 and 384,006 shares of additional Class A common stock were placed in escrow, subject to achievement of future financial performance goals. The Company believes that TheraCom will achieve all of its financial performance goals and, accordingly, all 384,006 shares of Class A common stock have been included in the Company’s calculation of basic earnings beginning the quarter ended September 30, 2002.

6. Commitments and Contingencies

     The Company has entered into long-term employment and noncompete agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2000, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which includes rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. In December 2001, the OIG filed a motion in the United States District Court of the Eastern District of Pennsylvania seeking to enforce its demand under the subpoena for AdvancePCS to produce certain employee e-mails. AdvancePCS opposed the enforcement motion, objecting to the scope and breadth of this request.

     In related proceedings, on April 10, 2002, the United States Attorney General issued Civil Investigative Demands, or CIDs, seeking to compel interviews with eight of the Company’s employees and former employees in connection with a purported Federal False Claims Act inquiry related to its ongoing investigation. These eight individuals filed a joint petition in the United States District Court for the Eastern District of Pennsylvania seeking to set aside the CIDs.

     On September 17, 2002, upon motion of the Company, OIG and the eight individuals, the District Court entered an order holding the matters in abeyance pending the outcome of the good faith efforts to reach a mutual resolution of the outstanding discovery issues.

     It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of the Company’s programs and practices. The Company believes that its programs and those of PCS prior to the acquisition are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Nevertheless, as a result of this investigation, the Company could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause its business, profitability and growth prospects to suffer materially.

     AdvancePCS is a party to three lawsuits alleging that the Company acts as a fiduciary, as that term is defined in the Employee Retirement Income Security Act, or ERISA, and that AdvancePCS has breached certain fiduciary obligations under ERISA. The Company believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The lawsuits each seek unspecified monetary damages and injunctive relief. Although the ultimate outcome is uncertain, an adverse determination could potentially cause the Company to change its business practices with respect to formularies, preferred drug listings, rebates, and intervention programs, potentially reducing its profitability and growth prospects. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending these suits.

     On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. AdvancePCS moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. AdvancePCS appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have also asserted monetary damages of $30 million, including attorneys’ fees and costs. AdvancePCS also moved to dismiss this count of the complaint. Discovery in connection with the monetary claim is ongoing. AdvancePCS has denied AARP and United’s allegations and is vigorously defending this matter.

     In addition, the Company is a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which the Company believes will not have a material adverse effect on its business, profitability and growth prospects.

7. Condensed Consolidating Financial Information

     In March 2001, the Company issued $200 million Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of the existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Indenture. Subsequent to the issuance of the Senior Notes and in accordance with the terms of the Indenture, the Company has created unrestricted subsidiaries and receivables subsidiaries that have not guaranteed these notes. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2002 and March 31, 2002, the Condensed Consolidating Statements of Operations for the three and six months ended September 30, 2002 and 2001 and the Condensed Consolidating Statement of Cash Flows for the six months ended September 30, 2002 and 2001 of AdvancePCS (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) (in thousands):

Condensed Consolidating Balance Sheets:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

As of September 30, 2002
Current assets	$94,607	$1,115,663	$483,945	$—	$1,694,215
Property and equipment, net	—	145,526	1,080	—	146,606
Investment in subsidiaries	312,221	1,275	—	(313,496)	—
Intercompany	687,086	(512,140)	(174,946)	—	—
Goodwill and intangible assets, net	—	1,566,208	—	—	1,566,208
Other assets	19,458	64,304	—	—	83,762

Total assets	$1,113,372	$2,380,836	$310,079	$(313,496)	$3,490,791

Current liabilities	$11,616	$1,931,408	$11,628	$—	$1,954,652
Long-term debt, less current portion	187,825	—	280,802	—	468,627
Other liabilities	19,025	151,110	2,471	—	172,606
Stockholders’ equity	894,906	298,318	15,178	(313,496)	894,906

Total liabilities and stockholders’ equity	$1,113,372	$2,380,836	$310,079	$(313,496)	$3,490,791

As of March 31, 2002
Current assets	$117,929	$958,078	$364,887	$—	$1,440,894
Property and equipment, net	—	121,008	269	—	121,277
Investment in subsidiaries	219,818	1,275	—	(221,093)	—
Intercompany	894,441	(689,155)	(205,286)	—	—
Goodwill and intangible assets, net	—	1,571,966	—	—	1,571,966
Other assets	24,301	65,526	—	—	89,827

Total assets	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Current liabilities	$15,479	$1,657,982	$3,881	$—	$1,677,342
Long-term debt, less current portion	349,263	—	150,000	—	499,263
Other liabilities	14,487	155,574	38	—	170,099
Stockholders’ equity	877,260	215,142	5,951	(221,093)	877,260

Total liabilities and stockholders’ equity	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Condensed Consolidating Statement of Operations:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Three Months Ended September 30, 2002
Total revenues	$—	$3,841,923	$25,397	$(14,652)	$3,852,668
Cost of operations	—	3,771,287	14,753	(14,652)	3,771,388

Operating income	—	70,636	10,644	—	81,280
Interest (expense) income, net	(9,553)	1,760	(2,499)	—	(10,292)
Loss from joint venture	(1,224)	—	—	—	(1,224)

Income (loss) before income taxes	(10,777)	72,396	8,145	—	69,764
Income tax provision	4,257	(28,976)	(2,838)	—	(27,557)

Net income (loss) before equity earnings and extraordinary loss	(6,520)	43,420	5,307	—	42,207
Equity earnings in subsidiaries	48,727	—	—	(48,727)	—
Extraordinary loss on early retirement of debt, net of taxes	—	—	—	—	—

Net income	$42,207	$43,420	$5,307	$(48,727)	$42,207

Six Months Ended September 30, 2002
Total revenues	$—	$7,428,849	$40,680	$(24,623)	$7,444,906
Cost of operations	—	7,293,789	22,378	(24,623)	7,291,544

Operating income	—	135,060	18,302	—	153,362
Interest (expense) income, net	(19,827)	3,518	(4,147)	—	(20,456)
Loss from joint venture	(2,257)	—	—	—	(2,257)

Income (loss) before income taxes	(22,084)	138,578	14,155	—	130,649
Income tax provision	8,723	(55,402)	(4,928)	—	(51,607)

Net income (loss) before equity earnings and extraordinary loss	(13,361)	83,176	9,227	—	79,042
Equity earnings in subsidiaries	92,403	—	—	(92,403)	—
Extraordinary loss on early retirement of debt, net of taxes	(1,491)	—	—	—	(1,491)

Net income	$77,551	$83,176	$9,227	$(92,403)	$77,551

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Three Months Ended September 30, 2001
Total revenues	$—	$3,154,629	$—	$—	$3,154,629
Cost of operations	—	3,090,893	—	—	3,090,893

Operating income	—	63,736	—	—	63,736
Interest (expense) income, net	(17,877)	1,637	—	—	(16,240)
Loss from joint venture	(431)	—	—	—	(431)

Income (loss) before income taxes	(18,308)	65,373	—	—	47,065
Income tax provision	7,232	(25,821)	—	—	(18,589)

Net income (loss) before equity earnings and extraordinary loss	(11,076)	39,552	—	—	28,476
Equity earnings in subsidiaries	39,552	—	—	(39,552)	—
Extraordinary loss on early retirement of debt, net of taxes	—	—	—	—	—

Net income	$28,476	$39,552	$—	$(39,552)	$28,476

Six Months Ended September 30, 2001
Total revenues	$—	$6,302,523	$—	$—	$6,302,523
Cost of operations	—	6,177,630	—	—	6,177,630

Operating income	—	124,893	—	—	124,893
Interest (expense) income, net	(38,550)	3,011	—	—	(35,539)
Loss from joint venture	(1,090)	—	—	—	(1,090)

Income (loss) before income taxes	(39,640)	127,904	—	—	88,264
Income tax provision	15,658	(50,514)	—	—	(34,856)

Net income (loss) before equity earnings and extraordinary loss	(23,982)	77,390	—	—	53,408
Equity earnings in subsidiaries	77,390	—	—	(77,390)	—
Extraordinary loss on early retirement of debt, net of taxes	—	—	—	—	—

Net income	$53,408	$77,390	$—	$(77,390)	$53,408

Condensed Consolidating Statement of Cash Flows:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Six Months Ended September 30, 2002
Net cash provided by (used in) operating activities	$3,317	$220,925	$(115,169)	$—	$109,073
Net cash used in investing activities	(1,900)	(43,911)	(863)	—	(46,674)
Net cash provided by (used in) financing activities	(23,793)	(177,014)	100,462	—	(100,345)

Increase (decrease) in cash and cash equivalents	(22,376)	—	(15,570)	—	(37,946)
Cash and cash equivalents, beginning of period	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of period	$94,607	$—	$6,592	$—	$101,199

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Six Months Ended September 30, 2001
Net cash provided by operating activities	$48,976	$31,344	$—	$—	$80,320
Net cash used in investing activities	(2,850)	(20,773)	—	—	(23,623)
Net cash used in financing activities	(42,634)	(10,571)	—	—	(53,205)

Increase (decrease) in cash and cash equivalents	3,492	—	—	—	3,492
Cash and cash equivalents, beginning of period	110,048	—	—	—	110,048

Cash and cash equivalents, end of period	$113,540	$—	$—	$—	$113,540

8. Subsequent Event

     On October 9, 2002, the Company announced the signing of a definitive agreement to acquire privately-held Accordant Health Services (“Accordant”), a disease management company that focuses on helping patients with complex, chronic and progressive diseases. Effective as of November 1, 2002, the Company acquired 100% of Accordant for $75 million cash, with up to an additional $25 million cash payable dependant upon Accordant achieving certain financial and operating targets in calendar year 2003. Any additional cash earned will be paid during calendar year 2004 and treated as an adjustment to the purchase price. The acquisition will be accounted for using the purchase method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

     Data Services

     At the point-of-sale, the pharmacy claims are adjudicated using our on-line claims processing system. When we independently contract to pay our network pharmacy providers, we assume credit risk and act as a principal in the transaction, therefore, we include payments from plan sponsors for these benefits, including the cost of the pharmaceutical and claims processing fee, as revenues and payments to its pharmacy providers as cost of revenues (i.e. gross reporting) in accordance with EITF 99-19 “Reporting Gross Revenue as a Principle vs. Net as an Agent.” If we are only administering plan sponsors’ network pharmacy contracts, we record the claims processing fee as revenue (i.e. net reporting). Revenues from the sale of prescription drugs by retail pharmacies in our nationwide network and claims processing fees are recognized when the claims are adjudicated. We do not include any member co-payments collected in retail pharmacies as revenue or cost of revenue.

     Mail Services

     Revenues from the dispensing of pharmaceuticals from our mail service pharmacy are recognized when each prescription is shipped. We contract directly with plan sponsor customers to provide prescription drugs to their members. We are contractually committed to agreed upon turn around times, which is the time it takes to ship the prescription after receiving the written order. We also assume the credit and inventory risk. Therefore, for prescriptions dispensed through our own mail service pharmacy, we recognize the total amounts paid by both the customer and the member (in the form of co-pay) as revenue.

     Clinical and Other Services

     Clinical services fees received from the plan sponsor customers or pharmaceutical manufacturers are recognized in revenues as earned in accordance with the contractual agreements. Clinical services revenues include fees for negotiating rebates with pharmaceutical manufacturers and formulary management services on behalf of our health plan sponsor customers. As part of our contracted services to our plan sponsor customers, we bill and collect rebates on their behalf. Only the fee that we retain per our negotiated contract with our customers is recorded as revenue in our statement of operations. In addition, we collect separate administrative fees from pharmaceutical manufacturers for services rendered in connection with rebate agreements, including aggregating membership data, performing market share analysis and consolidating billing for clients.

     The rebate due from the manufacturer is determined based on a complex formula including such factors as volume and quarterly drug utilization. We estimate the most recent quarter’s rebate receivables from the manufacturers and rebate payable to plan sponsors and its fees based on the terms of its contracts and claims at the end of the quarter. Following the end of the quarter, we invoice the drug manufacturer. We revise our estimates based upon the invoiced amounts.

     Other clinical services revenues include those from disease management programs, physician and member education programs, clinical consulting, clinical trials, outcomes research, prescription review and other health improvement products, paid at predetermined contractual rates based on the delivery or completion of the services.

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

Accounts Receivable

     Accounts receivable balances represent trade receivables generated from health benefit management and related services (data services, mail services and clinical and other services). To reduce the potential for credit risk, the Company performs ongoing evaluations of its customer’s financial condition but does not generally require significant collateral. Accounts receivable balances are used as collateral for the Company’s debt. As of September 30, 2002, unbilled receivables were $862.8 million. Unbilled receivables to plan sponsors are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the respective contractual billing schedule. The Company establishes an allowance for doubtful accounts based on performance factors, historical trends and other pertinent information.

Results Of Operations — AdvancePCS

The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001 (1)

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues:
Data services	$3,086,898	$2,665,062	$5,997,913	$5,342,586
Mail services	597,183	354,785	1,114,101	690,432
Clinical and other services	168,587	134,782	332,892	269,505

Total revenues	3,852,668	3,154,629	7,444,906	6,302,523
Gross profit	135,462	107,976	260,809	215,742
Selling, general and administrative expenses	54,182	43,334	107,447	89,089
Non-recurring expenses	—	906	—	1,760
Operating income	81,280	63,736	153,362	124,893
Net interest expense	(10,292)	(16,240)	(20,456)	(35,539)
Loss from joint venture	(1,224)	(431)	(2,257)	(1,090)
Extraordinary loss on early retirement of debt, net of taxes	—	—	(1,491)	—
Net income	$42,207	$28,476	$77,551	$53,408
Diluted net income per share	$0.43	$0.29	$0.77	$0.57

(1)	Financial information for 2001 has been restated for the purchase of CHI (see Note 1 to the financial statements included in this report).

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenues. Our revenues for the three months ended September 30, 2002 increased by $698 million, or 22%, compared to revenues for the three months ended September 30, 2001. The increase in revenues was primarily the result of an increase in pharmacy claims and a corresponding increase in claims processing revenue. Approximately $422 million, or 60%, of the increase in revenues was attributable to data services and a 9.8% increase in the number of pharmacy claims processed during the period. Pharmacy network claims processed increased to 120.1 million in the three months ended September 30, 2002 from 109.3 million for the three months ended September 30, 2001. Approximately 35% of the increase in revenues was attributable to additional sales of our mail pharmacy services including our specialty pharmacy services, resulting from a 52% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased to 3.9 million for the three months ended September 30, 2002 from 2.6 million in the three months ended September 30, 2001. Approximately 5% of the increase in revenues resulted from an increase in clinical and other services revenues. If we had reported our data services revenues using net reporting, revenues and cost of revenues would have decreased by $3.0 billion and $2.6 billion for the three month periods ended September 30, 2002 and 2001, respectively.

     Gross profit. Our gross profit for the three months ended September 30, 2002 increased by $27 million, or 25%, compared to the same period in 2001. As a percentage of revenues, gross profit was approximately 3.5% in the three months ended September 30, 2002 and 3.4% in the same period in 2001. Data services revenues as a percentage of total revenue decreased and mail services revenue as a percentage of total revenue increased. Mail services revenues generally have a higher percentage margin than data services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2002 increased by $10.8 million, or 25% compared to the same period in 2001. The increase is primarily due to increased costs associated with the expansion of our call centers, corporate offices and mail facilities along with an increase in our sales commissions. Selling, general and administrative expenses as a percentage of revenues were 1.4% for the three months ended September 30, 2002 and 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the three months ended September 30, 2002 decreased $5.9 million compared to the same period in 2001. The decrease was due primarily to the reduction in outstanding debt through proceeds from the sale of nine million shares of Class A common stock in August of 2001. During the three months ended September 30, 2002, the Company also repurchased Senior Notes with a fair value of approximately $12.2 million. In addition, the Asset Securitization Facility incurs interest at a lower rate than the debt it replaced.

     Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations. For the three months ended September 30, 2002 and 2001, we recorded net losses of $1.2 million and $431,000 from our interest in RxHub, respectively.

     Income taxes. For the three months ended September 30, 2002 and 2001, our effective tax rate was approximately 39.5%.

     Diluted net income per share. We reported diluted net income of $0.43 per share for the three months ended September 30, 2002 compared to $0.29 per share for the same period in 2001. The weighted average shares outstanding were 98.4 million and 97.0 million for the three months ended September 30, 2002 and 2001, respectively. On August 23, 2001 we completed the sale of nine million shares of Class A common stock. In addition, during the three months ended September 30, 2002, we purchased approximately 4.0 million shares under our stock repurchase program at a cost of approximately $71.8 million.

     On October 1, 2001, we announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock split.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

     Revenues. Our revenues for the six months ended September 30, 2002 increased by $1,142 million, or 18%, compared to revenues for the six months ended September 30, 2001. The increase in revenues was primarily the result of an increase in pharmacy claims and a corresponding increase in claims processing revenue. Approximately $655 million, or 57%, of the increase in revenues was attributable to data services and a 7% increase in the number of pharmacy claims processed during the period. Pharmacy network claims processed increased to 238.8 million in the six months ended September 30, 2002 from 222.3 million for the six months ended September 30, 2001. Approximately 37% of the increase in revenues was attributable to additional sales of our mail pharmacy services including our specialty pharmacy services, resulting from a 43% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased to 7.3 million for the six months ended September 30, 2002 from 5.1 million in the six months ended September 30, 2001. Approximately 6% of the increase in revenues resulted from an increase in clinical and other services revenues. If we had reported our data services revenues using net reporting, revenues and cost of revenues would have decreased by $5.9 billion and $5.3 billion for the six month periods ended September 30, 2002 and 2001, respectively.

     Gross profit. Our gross profit for the six months ended September 30, 2002 increased by $45 million, or 21%, compared to the same period in 2001. As a percentage of revenues, gross profit was approximately 3.5% in the six months ended September 30, 2002 and 3.4% in the same period in 2001. Data services revenues as a percentage of total revenue decreased and mail services revenue as a percentage of total revenue increased. Mail services revenues generally have a higher percentage margin than data services.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended September 30, 2002 increased by $18.4 million, or 21% compared to the same period in 2001. The increase is primarily due to increased costs associated with the expansion of our call centers, corporate offices and mail facilities along with an increase in our sales commissions. Selling, general and administrative expenses as a percentage of revenues were 1.4% for the six months ended September 30, 2002 and 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the six months ended September 30, 2002 decreased $15.1 million compared to the same period in 2001. The decrease was due primarily to the reduction in outstanding debt through proceeds from the sale of nine million shares of Class A common stock in August of 2001. During the six months ended September 30, 2002, we also repurchased Senior Notes with a fair value of approximately $12.2 million. In addition, the Asset Securitization Facility incurs interest at a lower rate than the debt it replaced.

     Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations. For the six months ended September 30, 2002 and 2001, we recorded net losses of $2.3 million and $1.1 million from our interest in RxHub respectively.

     Income taxes. For the six months ended September 30, 2002 and 2001, our effective tax rate was approximately 39.5%.

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

     Diluted net income per share. We reported diluted net income of $0.77 per share for the six months ended September 30, 2002 compared to $0.57 per share for the same period in 2001. The weighted average shares outstanding were 100.3 million and 94.3 million for the six months ended September 30, 2002 and 2001, respectively. On August 23, 2001 we completed the sale of nine million shares of Class A common stock. In addition, during the three months ended September 30, 2002, we purchased approximately 4.0 million shares under our stock repurchase program at a cost of approximately $71.8 million.

     On October 1, 2001, we announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock split.

Liquidity and Capital Resources

     As of September 30, 2002, we had a working capital deficit of $260.4 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in working capital. Our net cash provided by operating activities was $109.1 million for the six months ended September 30, 2002 resulting primarily from net income and also due to the timing of receivables and payables resulting from our claims processing cycle. During the six months ended September 30, 2002, we used cash of $44.8 million for purchases of property and equipment associated with the growth and expansion of our systems and facilities which includes our new mail pharmacy in Wilkes-Barre, Pennsylvania, software and system upgrades including HIPAA compliance and the build out of our new call center in Knoxville, Tennessee. In addition, during the three months ended September 30, 2002, we purchased approximately 4.0 million shares under our stock repurchase program at a cost of approximately $71.8 million. During the three months ended September 30, 2002, we also repurchased Senior Notes with a face value of approximately $12.2 million in open market transactions. Additional stock and Senior Notes purchases, if any, will be made in such amounts and at such times, as we deem appropriate based upon prevailing market and business conditions.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 2001, 2002 and in the six months ended September 30, 2002 our operating cash flow funded our capital expenditures and our short-term excess cash was used to reduce our debt or invested in money market funds. In addition, on September 30, 2002, we amended our Senior Secured Credit Facility to increase the size of our revolver from $175 million to $275 million. The revolving credit facility expires in 2005.

     On October 9, 2002, we announced the acquisition of Accordant. Effective as of November 1, 2002, we completed our acquisition of Accordant for $75 million cash, with up to an additional $25 million cash payable depending upon Accordant achieving certain financial and operating targets in calendar year 2003. Any additional cash earned will be paid during calendar year 2004. The initial $75 million payment was funded through cash on hand and borrowings under our Senior Secured Credit Facility revolver.

     We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our currently planned internal operating requirements and expansion programs, including capital expenditures and our stock repurchase program, for at least the next 18 months. However, if we continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve these plans.

     In December 2001, we securitized certain of our accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). In June 2002, we completed an increase to the Asset Securitization Facility of an additional $150 million. The $300 million commitment under the facility is due December 10, 2006. The Asset Securitization Facility incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .85%. As of September 30, 2002, we had drawn $281 million under this facility. The Asset Securitization Facility is included in our debt balance as of September 30, 2002 and will continue to be reflected “on-balance sheet”. The proceeds of the $150 million increase were used to repay $150 million of our Term B debt.

     In connection with the repayment of our Term B debt in June 2002 with the increased asset securitization proceeds, we recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the Term B debt in the amount of $1.5 million, net of taxes.

     As of September 30, 2002 our debt consists of the following in thousands:

Senior Notes	$187,825
Asset Securitization Facility	280,802

$468,627

As of September 30, 2002, no amounts were drawn on the revolving credit facility.

     Effective April 1, 2001, we adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. In order to hedge variable rate interest payments made in conjunction with our debt we entered into an interest rate protection agreement that has fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount dropped to $300 million in October 2001 and dropped to $200 million in October 2002. We are accounting for this interest rate swap as a cash flow hedge in accordance with SFAS 133. The fair value of the swap, an obligation of $10.3 million at September 30, 2002 and $14.5 million at March 31, 2002, was based upon quoted market prices. The fair value represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates. The related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income. The net amount of changes in other comprehensive income and the net amount reclassified into earnings during the six-month period ended September 30, 2002 were $4.2 million and $7.3 million, respectively.

HIPAA

     Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Department of Health and Human Services, or HHS, issued final Standards for Electronic Transactions in August 2000. AdvancePCS met the original compliance date of October 16, 2002 despite the extension that was granted to Covered Entities that applied for an extension.

     The HIPAA Privacy Regulations were issued in December 2000 and subsequently modified on August 14, 2002. Compliance with the Privacy Regulations is required by April 14, 2003. These regulations govern the use and disclosure of individually identifiable health information by certain entities, and establish new standards for electronic transmission of certain types of health care data, including on-line pharmacy claims transactions. Significant system and operational changes are required to comply with these regulations. An assessment was completed last year comparing our current practices with those practices required by the regulations. We are in the process of implementing all required changes to our practices and have substantially completed all implementation activities required to comply with the regulations issued to date.

     We also have preliminarily assessed the compliance requirements under HHS’s proposed HIPAA Security Regulations. These Security Regulations have not yet been finalized, nor have we finalized our costs estimates associated with complying with those regulations, and a final effective date for those regulations has not yet been established.

Legal Proceedings and Regulatory Developments

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2000, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations.

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

     In December 2001, the OIG filed a motion in the United States District Court for the Eastern District of Pennsylvania seeking to enforce its demand under the subpoena for AdvancePCS to produce certain employee e-mails. AdvancePCS opposed the enforcement motion, objecting to the scope and breadth of this request.

     On April 10, 2002, the United States Attorney General issued Civil Investigative Demands, or CIDs, seeking to compel interviews with eight of our employees and former employees in connection with a purported Federal False Claims Act inquiry related to its ongoing investigation. These eight individuals filed a joint petition in the United States District Court for the Eastern District of Pennsylvania seeking to set aside the CIDs. The United States Attorney filed a petition seeking an order enforcing the CIDs and filed a response to the petition to set aside the CIDs.

     On September 16, 2002, the OIG, the Company and the eight individuals filed a motion requesting that the District Court hold proceedings relating to both the employee e-mails and the CIDs in abeyance as the parties were working to reach a mutually acceptable resolution of the outstanding issues that would obviate the need for any judicial action on the subpoena and CID enforcement actions. On September 17, 2002, the District Court entered an order holding the matters in abeyance pending the outcome of the good faith efforts to reach a mutual resolution of the outstanding discovery issues.

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

     On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. AdvancePCS moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. AdvancePCS appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $30 million, including attorneys’ fees and costs. AdvancePCS has also moved to dismiss this count of the complaint. Discovery in connection with AARP’s monetary claim is ongoing. AdvancePCS has denied AARP and United’s allegations and is vigorously defending this matter.

     In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

     On October 1, 2002, the U.S. Department of Health and Human Services OIG released its Draft Compliance Program Guidance for Pharmaceutical Manufacturers (the “HHS Draft Guidance”) aimed at advising pharmaceutical manufacturers on how to establish a compliance program that will ensure adherence to applicable laws and regulations. Included in the HHS Draft Guidance is a discussion of certain areas of legal risk for pharmaceutical manufacturers that the government encourages manufacturers to consider in structuring their compliance programs. AdvancePCS has reviewed the draft guidance and we believe that our business practices and our arrangements with pharmaceutical manufacturers satisfy the intent of the HHS Draft Guidance. AdvancePCS also maintains a compliance program designed to include the key compliance program elements described in the HHS Draft Guidance. We do not believe that the HHS Draft Guidance, in its current form, would have a material effect on our business operations or financial results. However, because the HHS Draft Guidance has not been finalized, there is the possibility that it could be changed prior to publication of the final version. Any such changes could impact our business operations, possibly materially.

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

Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion 30 as extraordinary. The Company is required to adopt SFAS 145 by April 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $1.5 million and $5.3 million, net of tax for the six months ended September 30, 2002 and the year ended March 31, 2002, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

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

Recently Adopted Accounting Pronouncements

     Effective April 1, 2002 we adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has not entered into derivatives or other financial instruments for trading purposes. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount dropped to $300 million in October 2001 and dropped to $200 million in October 2002. We use the interest rate swaps to manage our interest rate risk on future interest payments. In addition, the Company has $188 million of 8.50% Senior Notes outstanding. As a result, virtually all of our debt is effectively fixed rate debt as of September 30, 2002. Due to these measures a change in interest rates would have no material effect on our statement of operations but could impact the fair value of debt outstanding relative to current market rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2000, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which includes rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked them to provide copies of documents relating to their agreements with us.

     In December 2001, the OIG filed a motion in the United States District Court for the Eastern District of Pennsylvania seeking to enforce its demand under the subpoena for AdvancePCS to produce certain employee e-mails. AdvancePCS opposed the enforcement motion, objecting to the scope and breadth of this request.

     On April 10, 2002, the United States Attorney General issued Civil Investigative Demands, or CIDs, seeking to compel interviews with eight of our employees and former employees in connection with a purported Federal False Claims Act inquiry related to its ongoing investigation. These eight individuals filed a joint petition in the United States District Court for the Eastern District of Pennsylvania seeking to set aside the CIDs. The United States Attorney filed a petition seeking an order enforcing the CIDs and filed a response to the petition to set aside the CIDs.

     On September 16, 2002, the OIG, the Company and the eight individuals filed a motion requesting that the District Court hold proceedings relating to both the employee e-mails and the CIDs in abeyance as the parties were working to reach a mutually acceptable resolution of the outstanding issues that would obviate the need for any judicial action on the subpoena and CID enforcement actions. On September 17, 2002, the District Court entered an order holding the matters in abeyance pending the outcome of the good faith efforts to reach a mutual resolution of the outstanding discovery issues.

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

     On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and

United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. AdvancePCS moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. AdvancePCS appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $30 million, including attorneys’ fees and costs. AdvancePCS has also moved to dismiss this count of the complaint. Discovery in connection with AARP’s monetary claim is ongoing. AdvancePCS has denied AARP and United’s allegations and is vigorously defending this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     AdvancePCS held its 2002 Annual Meeting of Stockholders on September 17, 2002. Detailed information regarding the proposals considered by the stockholders is contained in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 29, 2002. At the meeting, the stockholders considered and approved the proposals described below.

1.	The Class A stockholders elected David D. Halbert as a Class A director and Michael D. Ware as a Class C director, and the Class B-1 stockholder elected Ramsey A Frank as a Class B-1 director. All were elected to serve as directors until the Company’s Annual Meeting of Stockholders in 2005 by the following vote:

Class A
Stockholder Vote	David D. Halbert	Michael D. Ware
For:	52,483,442	63,538,278
Withheld:	13,969,459	2,914,623

Class B-1
Stockholder Vote	Ramsey A. Frank
For:	12,913,334
Withheld:	—

2.	The AdvancePCS Employee Stock Purchase Plan was approved by the following vote:

For:	78,080,021
Against:	1,246,766
Abstention:	39,648

3.	The Company’s Amended and Restated Corporate Officer Incentive Plan was approved by the following vote:

For:	76,391,725
Against:	2,886,484
Abstention:	88,226

4.	PricewaterhouseCoopers LLP was ratified as the Company’s independent public accountants for the fiscal year ending March 31, 2003. This proposal was approved by the following vote:

For:	77,469,757
Against:	1,869,210
Abstention:	27,468

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Exhibits

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

Exhibit No.	Exhibits

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.1*	Amendment No. 6 to Credit Agreement dated as of September 13, 2002 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

10.2	AdvancePCS Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

10.3	Amended and Restated Corporate Officer Incentive Plan (incorporated by reference to Exhibit 99.2 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2*	Certification of Principle Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

     (b)  Reports on Form 8-K.

     On August 2, 2002, we filed a Form 8-K responding to an article appearing in the Wall Street Journal regarding an ongoing U.S. Attorney investigation of the pharmacy benefit management industry and the pending case in the U.S. District Court for the Eastern District of Pennsylvania.

     On August 13, 2002, we filed a Form 8-K containing an update provided by David D. Halbert, to all of the Company’s employees that discussed and commented on recent events related to the Company and its industry and a related fact sheet regarding the Company’s Rebate Practices and Relationships with Pharmaceutical Manufacturers.

     On August 14, 2002, we filed an 8-K announcing a speech by David D. Halbert to be delivered on August 14, 2002. In addition, the Company announced David D. Halbert, Chief Executive Officer of the Company and Yon Y. Jorden, Chief Financial Officer of the Company, submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

     On August 15, 2002, we filed a Form 8-K/A including the investor presentation materials presented by Mr. Halbert on August 14, 2002 and additional sworn statements by the Chief Executive Officer and Chief Financial Officer.

     On September 20, 2002, we filed a Form 8-K announcing the voting results of the Annual Meeting of Stockholders held on September 17, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvancePCS (Registrant)

Date: November 13, 2002	By:	/s/ David D. Halbert

David D. Halbert, Chairman of the Board and Chief Executive Officer

Date: November 13, 2002	By:	/s/ Yon Y. Jorden

Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Certifications

Certification of Chief Executive Officer

I, David D. Halbert, certify that:

                       1.     I have reviewed this quarterly report on Form 10-Q of AdvancePCS;

                       2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                       3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                       4.     The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                       5.     The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                       6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DAVID D. HALBERT

David D. Halbert Chairman and Chief Executive Officer

Certification of Principal Financial Officer

I, Yon Y. Jorden, certify that:

                       1.     I have reviewed this quarterly report on Form 10-Q of AdvancePCS;

                       2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                       3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                       4.     The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                       5.     The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                       6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ YON Y. JORDEN

Yon Y. Jorden Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibits

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.1*	Amendment No. 6 to Credit Agreement dated as of September 13, 2002 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks.

10.2	AdvancePCS Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

10.3	Amended and Restated Corporate Officer Incentive Plan (incorporated by reference to Exhibit 99.2 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2*	Certification of Principle Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.