Form 10-Q
period 2002-12-31
ADVANCEPCS
filed 2003-02-13
CIK 1012956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

YES [X]        NO [   ]

     As of February 7, 2003, the registrant had (1) 77,189,510 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.
Signatures
CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
EX-4.1 First Supplemental Indenture
EX-4.2 Second Supplemental Indenture
EX-4.3 Third Supplemental Indenture
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

AdvancePCS and Subsidiaries

Index to Quarterly Report on Form 10-Q

				Page

Part I.	Financial Information
	Item 1.	Financial Statements
		A.	Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002 (Unaudited)	1
		B.	Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2002 and 2001 (Unaudited)	2
		C.	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002 and 2001 (Unaudited)	3
		D.	Notes to Consolidated Financial Statements (Unaudited)	4 - 14
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15 - 26
	Item 3.	Qualitative and Quantitative Disclosures About Market Risk		26
	Item 4.	Controls and Procedures		27
Part II.	Other Information
	Item 1.	Legal Proceedings		28 - 29
	Item 6.	Exhibits and Reports on Form 8-K		29 - 30
Signatures				31
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				32
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				33

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (forward-looking statements). We have based these forward-looking statements on our current expectations and projections about future events. These statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Form 10-K for the fiscal year ended March 31, 2002, as it may be amended from time to time, under the caption “Risk Factors,” as well as the following:

•	Risks associated with competition in our industry, including client retention, the ability to consummate contracts with new clients and pricing and margin pressures from competitors and client demands;

•	Risks related to our relationships with pharmaceutical manufacturers or a change in pricing, discounts or other practices of these manufacturers;

•	Risks related to compliance with governmental legislation and regulations, including compliance with any changes in the interpretations of existing laws and regulations and the passage of new legislation or regulations;

•	Risks related to our ability to develop, market and sell new products, services and technologies;

•	Risks associated with adverse results in litigation or other liability claims asserted against us, including professional liability claims in excess of our insurance coverage and challenges to our business practices;

•	Risks related to maintaining our pharmacy network affiliations;

•	Risks associated with managing and integrating future acquisitions;

•	Risks associated with maintaining and managing our growth;

•	Risks associated with the general changes in the health care industry, including increases in health care costs, changes in drug utilization and the introduction rates of new drugs;

•	Risks associated with our ability or inability to attract and retain qualified personnel;

•	Risk associated with general economic and business conditions, including exposure to clients’ credit risks; and

•	Risks associated with our debt obligations, including compliance with covenants contained in our credit agreements.

Although we believe that our forward-looking statements are based upon reasonable assumptions, we can give no assurance that these forward-looking statements will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Except as required by law, we are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

ITEM I. FINANCIAL STATEMENTS

AdvancePCS and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	December 31, 2002	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$71,236	$139,145
Accounts receivable, net of allowance for doubtful accounts of $39,490 and $26,150, respectively	1,630,751	1,225,929
Inventories	125,073	65,336
Prepaid expenses and other	7,839	10,484

Total current assets	1,834,899	1,440,894
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $91,916 and $64,999, respectively	152,658	121,277
Goodwill	1,251,484	1,198,925
Intangible assets, net	384,105	373,041
Other noncurrent assets	82,648	89,827

Total assets	$3,705,794	$3,223,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$219	$1,523
Claims and accounts payable	1,999,569	1,557,909
Accrued salaries and benefits	40,565	38,602
Other accrued expenses	101,611	79,308

Total current liabilities	2,141,964	1,677,342
Noncurrent liabilities:
Long-term debt, less current portion	457,918	499,263
Deferred income taxes	146,951	134,878
Other noncurrent liabilities	29,408	35,221

Total liabilities	2,776,241	2,346,704

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;
Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 81,123,363 and 79,927,079 shares issued, respectively	810	799
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	730,469	716,887
Treasury stock, at cost:
Class A common stock; 4,669,961, and no shares, respectively	(87,739)	—
Accumulated other comprehensive loss	(8,770)	(12,686)
Accumulated earnings	294,653	172,130

Total stockholders’ equity	929,553	877,260

Total liabilities and stockholders’ equity	$3,705,794	$3,223,964

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$4,106,375	$3,365,895	$11,551,281	$9,668,418

Cost of operations:
Cost of revenues	3,965,418	3,251,077	11,149,515	9,337,859
Selling, general and administrative expenses	56,387	48,252	163,834	137,341
Non-recurring expenses	—	—	—	1,760

Total cost of operations	4,021,805	3,299,329	11,313,349	9,476,960

Operating income	84,570	66,566	237,932	191,458
Interest income	1,266	1,561	3,947	4,963
Interest expense	(10,249)	(13,396)	(33,386)	(52,337)
Loss from joint venture	(1,253)	(741)	(3,510)	(1,831)

Income before provision for income taxes	74,334	53,990	204,983	142,253
Provision for income taxes	(29,362)	(21,326)	(80,969)	(56,181)

Net income before extraordinary loss	44,972	32,664	124,014	86,072
Extraordinary loss on early retirement of debt, net of taxes	—	(5,315)	(1,491)	(5,315)

Net income	$44,972	$27,349	$122,523	$80,757

Basic
Net income before extraordinary loss per share	$0.50	$0.36	$1.35	$1.05
Extraordinary loss on early retirement of debt, net of taxes, per share	—	(0.06)	(0.01)	(0.06)

Net income per share	$0.50	$0.30	$1.34	$0.99

Weighted average shares outstanding	89,983	91,912	91,540	81,630

Diluted
Net income before extraordinary loss per share	$0.46	$0.32	$1.25	$0.89
Extraordinary loss on early retirement of debt, net of taxes, per share	—	(0.05)	(0.02)	(0.06)

Net income per share	$0.46	$0.27	$1.23	$0.83

Weighted average shares outstanding	97,394	102,321	99,302	96,964

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,

	2002	2001

Cash flows from operating activities:

Net income	$122,523	$80,757
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	33,469	28,174
Provision for doubtful accounts	24,214	11,649
Deferred income taxes	2,816	19,022
Extraordinary loss on early retirement of debt, net of taxes	1,491	5,315
Change in operating assets and liabilities–
Accounts receivable	(415,147)	(134,320)
Inventories	(59,679)	(10,879)
Prepaid expenses and other noncurrent assets	2,131	(10,043)
Claims and accounts payable, accrued expenses and other noncurrent liabilities	478,946	130,636

Net cash provided by operating activities	190,764	120,311

Cash flows from investing activities:
Purchase of property and equipment	(58,670)	(35,101)
Acquisition, net of cash acquired and investment in affiliate	(75,883)	(12,399)

Net cash used in investing activities	(134,553)	(47,500)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	8,296	303,286
Purchase of Class A Common Stock — Treasury Stock	(87,739)	—
Deferred financing costs	(1,655)	(2,444)
Proceeds from long-term debt	1,852,212	111,000
Payments on long-term debt	(2,015,234)	(615,454)
Net borrowings on asset securitization facility	120,000	150,000

Net cash used in financing activities	(124,120)	(53,612)

(Decrease) increase in cash and cash equivalents	(67,909)	19,199
Cash and cash equivalents, beginning of period	139,145	110,048

Cash and cash equivalents, end of period	$71,236	$129,247

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.     Background and Basis of Presentation

     AdvancePCS, a Delaware corporation, and its subsidiaries (the “Company” or “AdvancePCS”) provide a wide range of health improvement services designed to manage costs and improve the quality of care delivered to health plan members. Services include integrated mail service and retail pharmacy networks, clinical services, specialty pharmacy, disease management, clinical trials, outcomes research, information management, prescription drug services for the uninsured and online health information. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts. In addition, the Company transacts business with pharmaceutical manufacturers as both suppliers and customers.

     The accompanying unaudited consolidated financial statements include the accounts of AdvancePCS and its majority owned subsidiaries and affiliates. Effective September 30, 2001 the Company acquired the remaining equity interests of Consumer Health Interactive, Inc. (CHI) which it did not previously own. The acquisition of the remaining 81% equity interest was accounted for using the purchase method of accounting and made CHI a wholly-owned consolidated subsidiary. Prior to the complete acquisition of CHI, the Company had accounted for its 19% interest in CHI on the cost basis. In accordance with Accounting Principals Board Opinion 18 (APB 18) all prior period financial statements have been restated to account for CHI as though the Company had accounted for its investment on the equity method. The impact of the restatement on the nine months ended December 31, 2001 was a reduction of net income in the amount of $227,000 (or diluted net income per share of $.002). The Company believes that the impact of the restatement did not have a material effect on its financial position or results of operations.

     On October 1, 2001, the Company announced a two-for-one split of its common stock, affected in the form of a stock dividend. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock split.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for the interim financial information in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Accounting Pronouncements

Recently Adopted Accounting Pronouncements

     Effective April 1, 2002 the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Under these rules, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, an amendment of that Statement No. 4, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion 30 as extraordinary. The Company is required to adopt SFAS 145 by April 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $1.5 million and $5.3 million, net of tax for the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

     In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of Emerging Issues Task Force (“EITF”) in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of FASB 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN 45 are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements, which are effective for interim periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company’s year ended March 31, 2003. The Company has not yet completed the final evaluation of the alternatives presented by SFAS 148. However, during the quarter ending June 30, 2003, the Company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

3.     Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the periods presented. The weighted average diluted common shares outstanding were calculated under the “treasury stock” method in accordance with SFAS No. 128 “Earnings Per Share.”

     Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands). Options to purchase 2.7 million and 2.5 million shares of common stock were outstanding at December 31, 2002 but were excluded from the computation of diluted earnings per share for the three months and nine-month periods, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock during the applicable period (“antidilutive”). Anitdilutive options to purchase shares of common stock for the three and nine-month periods ended December 31, 2001 were immaterial.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Weighted average common shares outstanding — Basic	89,983	91,912	91,540	81,630
Dilutive common stock equivalents:
Stock options and warrants	7,411	10,409	7,762	11,015
Preferred stock	—	—	—	4,319

Weighted average common shares outstanding — Diluted	97,394	102,321	99,302	96,964

4.     Goodwill and Intangible Assets

     The Company adopted Financial Accounting Standards Board Statement No. (“SFAS”) 142 “Goodwill and Other Intangible Assets” effective April 1, 2001. SFAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of SFAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired.

Goodwill Impairment Evaluation

     The goodwill impairment testing requires the Company to evaluate goodwill for impairment based on the fair value of its applicable identified reporting units. Examples of impairment indicators include a significant adverse change in legal factors, liquidity or the business climate; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; or new circumstances that would cause an expectation that is more likely than not that the Company would sell or otherwise dispose of a reporting segment or a significant portion of a reporting segment.

     The Company completed its first annual impairment test at March 31, 2002, which did not result in an impairment charge. No events or changes in circumstances since that date have indicated that the carrying amounts may not be recoverable.

     The following is a summary of our goodwill activity for the dates indicated (amounts in thousands):

March 31, 2002	$1,198,925
Change due to acquisition (see Note 8)	52,559

December 31, 2002	$1,251,484

     The following is a summary of intangible assets at the dates indicated (amounts in thousands):

	December 31, 2002		March 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Customer base	$285,600	$20,218	$265,600	$13,280
Other	19,100	5,644	19,100	3,646

Total amortizable intangible assets	$304,700	$25,862	$284,700	$16,926

Unamortized intangible assets
Trade Name - PCS	105,267		105,267

Total intangible assets	$409,967		$389,967

     The weighted average amortization period for amortizable intangible assets is 27.6 years (28.0 years — customer base and 8.1 years — other).

     Amortization expense of amortizable intangible assets was $3.2 million and $2.8 million for the three months ended December 31, 2002 and 2001, respectively, and $8.6 million and $8.1 million for the nine months ended December 31, 2002 and 2001, respectively. The future estimated amount of amortization expense of amortizable intangible assets is summarized below (in thousands):

Estimated
Fiscal Year	Amortization Expense

2004	$13,484
2005	$13,484
2006	$12,380
2007	$12,272
2008	$11,576

     Upon adoption of FAS 142, the Company determined that the $105.3 million in trade names, acquired with the acquisition of PCS, had an indefinite useful life. Current circumstances and conditions continue to support that determination.

5.     Debt Transactions

     Long-term debt consists of the following (in thousands):

	December 31, 2002	March 31, 2002

Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.42% and 1.91% respectively, plus .85% and .65% respectively, due December, 2006	$270,000	$150,000
Senior Notes, with interest at 8.50%, due March, 2008	187,825	200,000
Other	312	—
Senior Secured Credit Facility:
Term B, with interest at LIBOR plus 3.25%, paid June, 2002	—	150,786
Revolver, with interest at LIBOR plus 2.00%, expires October 2005	—	—

	458,137	500,786
Less current portion	219	1,523

Total Long Term Debt	$457,918	$499,263

     In March 2001, the Company issued $200 million of Senior Notes (Senior Notes). In the second quarter of fiscal year 2003, the Company repurchased a portion of the Senior Notes with a face value of approximately $12.2 million in open market transactions. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

     The Senior Notes are guaranteed by all of the Company’s existing and future domestic subsidiaries (Guarantors), other than receivables subsidiaries, as defined in the Senior Notes indenture, and certain other subsidiaries not otherwise required to be guarantors under the terms of the indenture. After issuance of the Senior Notes, the Company created subsidiaries that are not required to guarantee the Senior Notes. All of the subsidiaries that have guaranteed the Senior Notes are 100% owned, directly or indirectly by AdvancePCS. Each of the Guarantors jointly and severally, unconditionally guarantees that the principal, and interest, as well as, penalties, fees, indemnifications, reimbursements and damages, if any, payable under the Senior Notes will be promptly paid in full when due, whether at maturity, by acceleration, redemption or otherwise.

     On September 30, 2002 the Company amended its Senior Secured Credit Facility to increase the size of its revolver from $175 million to $275 million. No amounts were outstanding under the revolving facility at December 31, 2002.

     In December 2001, the Company securitized certain of its accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). The Company used the proceeds to repay $150 million of its Term B note that had a balance outstanding of approximately $300 million at that time. In June of 2002, the Company increased its Asset Securitization Facility to $300 million. The Company used the proceeds to pay the remaining $150 million of its Term B note. The Asset Securitization Facility is included in the Company’s debt balance as of December 31, 2002 and March 31, 2002 and will continue to be reflected “on-balance sheet.”

     In connection with the repayment of the Term B note in June 2002, the Company recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge of $2.4 million ($1.5 million net of tax) to write-off previously capitalized deferred financing fees related to the Term B note financing agreements. For the nine months ended December 31, 2001, in connection with bank debt repayments made in the second and third quarters of fiscal year 2002 and the securitization, the Company recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $8.8 million ($5.3 million net of tax).

     Effective April 1, 2001, the Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. In order to hedge variable rate interest payments made in conjunction with its debt the Company entered into an interest rate protection agreement that has fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional was reduced by $100 million in October 2001 and 2002. As of October 2002, the notional amount was $200 million. The swap will expire in October 2003. The Company is accounting for this interest rate swap as a cash flow hedge in accordance with SFAS 133. The fair value of the swap, an obligation of $8.1 million at December 31, 2002 and $14.5 million at March 31, 2002, was based upon quoted market prices. The related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income. The amount of changes in other comprehensive income, net of taxes of $2.5 million, and the net amount reclassified into earnings (interest expense) during the nine-month period ended December 31, 2002 were $3.9 million and $9.9 million, respectively.

6.     Condensed Consolidating Financial Information

     In March 2001, the Company issued $200 million of Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of its existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Senior Notes indenture, or subsidiaries not otherwise required to guarantee the Senior Notes under the terms of the Indenture. Subsequent to the issuance of the Senior Notes, the Company has created subsidiaries that are not required to guarantee the

Senior Notes. Each subsidiary guarantor is directly or indirectly 100% owned by AdvancePCS. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2002 and March 31, 2002, the Condensed Consolidating Statements of Operations for the three and nine months ended December 31, 2002 and 2001 and the Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2002 and 2001 of AdvancePCS (Parent and Issuer), the guarantor subsidiaries (Guarantor Subsidiaries) on a combined basis and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) on a combined basis (in thousands):

Condensed Consolidating Balance Sheets:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

As of December 31, 2002
Current assets	$22,508	$1,189,024	$623,367	$—	$1,834,899
Property and equipment, net	—	151,490	1,168	—	152,658
Investment in subsidiaries	361,827	1,275	—	(363,102)	—
Intercompany	733,604	(428,989)	(304,615)	—	—
Goodwill and intangible assets, net	—	1,635,589	—	—	1,635,589
Other assets	18,515	64,131	2	—	82,648

Total assets	$1,136,454	$2,612,520	$319,922	$(363,102)	$3,705,794

Current liabilities	$6,590	$2,109,540	$25,834	$—	$2,141,964
Long-term debt, less current portion	187,825	93	270,000	—	457,918
Other liabilities	12,486	161,102	2,771	—	176,359
Stockholders’ equity	929,553	341,785	21,317	(363,102)	929,553

Total liabilities and stockholders’ equity	$1,136,454	$2,612,520	$319,922	$(363,102)	$3,705,794

As of March 31, 2002
Current assets	$117,929	$958,078	$364,887	$—	$1,440,894
Property and equipment, net	—	121,008	269	—	121,277
Investment in subsidiaries	219,818	1,275	—	(221,093)	—
Intercompany	894,441	(689,155)	(205,286)	—	—
Goodwill and intangible assets, net	—	1,571,966	—	—	1,571,966
Other assets	24,301	65,526	—	—	89,827

Total assets	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Current liabilities	$15,479	$1,657,982	$3,881	$—	$1,677,342
Long-term debt, less current portion	349,263	—	150,000	—	499,263
Other liabilities	14,487	155,574	38	—	170,099
Stockholders’ equity	877,260	215,142	5,951	(221,093)	877,260

Total liabilities and stockholders’ equity	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Condensed Consolidating Statement of Operations:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Three Months Ended December 31, 2002
Total revenues	$—	$4,092,387	$51,973	$(37,985)	$4,106,375
Cost of operations	—	4,038,590	21,200	(37,985)	4,021,805

Operating income	—	53,797	30,773	—	84,570
Interest (expense) income, net	(5,665)	3,058	(6,376)	—	(8,983)
Loss from joint venture	(836)	(417)	—	—	(1,253)

Income (loss) before income taxes	(6,501)	56,438	24,397	—	74,334
Income tax provision	2,568	(23,396)	(8,534)	—	(29,362)

Net income (loss) before equity earnings and extraordinary loss	(3,933)	33,042	15,863	—	44,972
Equity earnings in subsidiaries	48,905	—	—	(48,905)	—
Extraordinary loss on early retirement of debt, net of taxes	—	—	—	—	—

Net income	$44,972	$33,042	$15,863	$(48,905)	$44,972

Nine Months Ended December 31, 2002
Total revenues	$—	$11,515,009	$98,886	$(62,614)	$11,551,281
Cost of operations	—	11,325,926	50,037	(62,614)	11,313,349

Operating income	—	189,083	48,849	—	237,932
Interest (expense) income, net	(28,258)	9,339	(10,520)	—	(29,439)
Loss from joint venture	(3,510)	—	—	—	(3,510)

Income (loss) before income taxes	(31,768)	198,422	38,329	—	204,983
Income tax provision	12,548	(80,143)	(13,374)	—	(80,969)

Net income (loss) before equity earnings and extraordinary loss	(19,220)	118,279	24,955	—	124,014
Equity earnings in subsidiaries	143,234	—	—	(143,234)	—
Extraordinary loss on early retirement of debt, net of taxes	(1,491)	—	—	—	(1,491)

Net income	$122,523	$118,279	$24,955	$(143,234)	$122,523

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Three Months Ended December 31, 2001
Total revenues	$—	$3,365,821	$961	$(887)	$3,365,895
Cost of operations	—	3,299,702	514	(887)	3,299,329

Operating income	—	66,119	447	—	66,566
Interest (expense) income, net	(8,534)	(3,016)	(285)	—	(11,835)
Loss from joint venture	(741)	—	—	—	(741)

Income (loss) before income taxes	(9,275)	63,103	162	—	53,990
Income tax provision	3,663	(24,943)	(46)	—	(21,326)

Net income (loss) before equity earnings and extraordinary loss	(5,612)	38,160	116	—	32,664
Equity earnings in subsidiaries	38,276	—	—	(38,276)	—
Extraordinary loss on early retirement of debt, net of taxes	(5,315)	—	—	—	(5,315)

Net income	$27,349	$38,160	$116	$(38,276)	$27,349

Nine Months Ended December 31, 2001
Total revenues	$—	$9,668,344	$961	$(887)	$9,668,418
Cost of operations	—	9,476,990	857	(887)	9,476,960

Operating income	—	191,354	104	—	191,458
Interest (expense) income, net	(51,763)	4,674	(285)	—	(47,374)
Loss from joint venture	(1,831)	—	—	—	(1,831)

Income (loss) before income taxes	(53,594)	196,028	(181)	—	142,253
Income tax provision	21,170	(77,441)	90	—	(56,181)

Net income (loss) before equity earnings and extraordinary loss	(32,424)	118,587	(91)	—	86,072
Equity earnings in subsidiaries	118,496	—	—	(118,496)	—
Extraordinary loss on early retirement of debt, net of taxes	(5,315)	—	—	—	(5,315)

Net income	$80,757	$118,587	$(91)	$(118,496)	$80,757

Condensed Consolidating Statement of Cash Flows:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Nine Months Ended December 31, 2002
Net cash provided by (used in) operating activities	$(75,655)	$458,160	$(191,741)	$—	$190,764
Net cash used in investing activities	(1,900)	(131,630)	(1,023)	—	(134,553)
Net cash provided by (used in) financing activities	(16,920)	(326,530)	219,329	—	(124,120)

Increase (decrease) in cash and cash equivalents	(94,475)	—	26,565	—	(67,909)
Cash and cash equivalents, beginning of period	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of period	$22,508	$—	$48,727	$—	$71,236

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Nine Months Ended December 31, 2001
Net cash provided by operating activities	$(43,068)	$559,361	$(395,982)	$—	$120,311
Net cash used in investing activities	950	(48,422)	(28)	—	(47,500)
Net cash used in financing activities	31,121	(510,939)	426,206	—	(53,612)

Increase (decrease) in cash and cash equivalents	(10,997)	—	30,196	—	19,199
Cash and cash equivalents, beginning of period	110,048	—	—	—	110,048

Cash and cash equivalents, end of period	$99,051	$—	$30,196	$—	$129,247

7.     Stock Transactions

Share Repurchase Program

     On June 6, 2002, the Company filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions. During the three months ended December 31, 2002, the Company purchased 0.7 million shares under this repurchase program at a cost of $15.9 million. From inception of the repurchase program through December 31, 2002, the Company has repurchased 4.7 million shares, which are included in treasury stock, at a cost of $87.7 million.

TheraCom

     In August 2001 the Company acquired Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom). The purchase price included the issuance of 1.3 million shares of Class A common stock, of which 384,006 shares were placed in escrow. Of these, 166,956 of the escrowed shares were held in escrow as additional consideration for the acquisition of TheraCom, the payment of which was conditioned upon TheraCom achieving specific future financial performance goals. The remaining 217,050 shares were held in escrow to satisfy any indemnification claims the Company may have arising out of the acquisition, including those related to the settlement of certain outstanding TheraCom litigation. All 384,006 shares held in escrow were included in the Company’s calculation of basic earnings per share beginning with the quarter ended September 30, 2002.

     The Company determined that TheraCom achieved the specified performance goals and in January 2003, 166,956 shares were released to the former TheraCom shareholders from the additional consideration escrow. In January 2003, 34,188 shares of Class A common stock also were withdrawn from the indemnification claims escrow and returned to the Company to satisfy the Company’s indemnification claim arising from the settlement of litigation between TheraCom and one of its former shareholders. Any shares returned to the Company will be held in treasury.

8.     Acquisitions

     Effective as of November 1, 2002, the Company acquired 100% of the common stock of privately-held Accordant Health Services, Inc. (“Accordant”), a disease management company that focuses on helping patients with complex, chronic and progressive diseases. The aggregate purchase price of $73.0 million, net of cash acquired, includes the final determination of the working capital adjustment and transaction costs. The results of Accordant have been included in the Company’s consolidated financial statements since the acquisition date. The agreement includes a provision for the payment of up to an additional $25 million, dependent upon Accordant achieving certain financial and operating targets in calendar year 2003. Any additional consideration will be paid during calendar year 2004 and treated as an adjustment to the purchase price.

     Shown below is the preliminary purchase price allocation (in thousands), which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Preliminary Purchase
Price Allocation

Current assets	$5,524
Property and equipment	567
Goodwill	52,559
Customer base	20,000
Liabilities assumed	(5,616)

Net assets acquired	$73,034

     The final allocation of the purchase price will be based on appraisals, which are currently in process.

9.     Commitments and Contingencies

     The Company has entered into long-term employment and non-compete agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2000, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which include rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. In December 2001, the OIG filed a motion in the United States District Court of the Eastern District of Pennsylvania seeking to enforce its demand under the subpoena for AdvancePCS to produce certain employee e-mails. AdvancePCS opposed the enforcement motion, objecting to the scope and breadth of this request.

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

     On September 17, 2002, upon motion of the Company, OIG and the eight individuals, the District Court entered an order holding the matters in abeyance pending the outcome of the good faith efforts to reach a mutual resolution of the outstanding discovery issues. The Company has since produced additional documents and witnesses in response to the OIG’s requests.

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

     On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. AdvancePCS moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. AdvancePCS appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have also asserted monetary damages of $30 million, including attorneys’ fees and costs. AdvancePCS also moved to dismiss this count of the complaint. Discovery in connection with the monetary claim is ongoing. AdvancePCS denied AARP and United’s allegations and is vigorously defending this matter.

     In addition, the Company is a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which the Company believes will not have a material adverse effect on its business, profitability and growth prospects.

10.     Comprehensive Income (Loss)

     The components of the ending balances of accumulated other comprehensive loss, net of tax, as reflected in stockholders’ equity are shown as follows (in thousands):

	December 31, 2002	March 31, 2002

Interest rate swap contracts designated, unrealized loss, net	$(4,921)	$(8,837)
Minimum pension liability adjustment	(3,849)	(3,849)

Accumulated other comprehensive loss	$(8,770)	$(12,686)

The components of total comprehensive income (loss), net of tax, are shown as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income	$44,972	$27,349	$122,523	$80,757
Other comprehensive income (loss)
Designated interest rate swap contracts unrealized gain (loss)	1,362	1,465	3,916	(5,673)

Total comprehensive income	$46,334	$28,814	$126,439	$75,084

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

     Our revenues are derived principally from sales of prescription drugs to members of our clients, either through our mail service pharmacies (Mail Services) or our networks of contractually affiliated retail pharmacies (Data Services). We also provide clinical and other services as part of our overall health improvement service offerings.

     Data Services

     We evaluate our plan sponsor customers contacts using the indicators of Emerging Issues Task Force No. 99-19 (“EITF 99-19”) “Reporting Gross Revenue as a Principal vs. Net as an Agent” to determine whether we act as a principal or an agent in the fulfillment of prescriptions through the retail pharmacy network.

     Revenues are recorded gross when we adjudicate claims for plan sponsors that have contractually agreed to use our contracted pharmacy network. We act as principals under EITF 99-19 when adjudicating claims for plan sponsors through our contracted pharmacy network for the following reasons:

•	We negotiate a contract with the plan sponsor customer and also negotiate contracts with the retail pharmacies. Neither the plan sponsor nor the retail pharmacy can look through us and claim directly against the other party. Both contracts with these parties are separate and each only contracts with us. Each party must deal directly with us and cannot deal with each other directly;

•	We determine through negotiations which retail pharmacies will be included or excluded in our network to be offered to the plan sponsor customer, based on price, access, etc.;

•	We are responsible to the plan sponsor customer: (1) to provide the fulfillment to the plan’s members, (2) to validate a claim and (3) to manage the claim economically for the plan through our adjudication process;

•	We set total prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled; however, the plan sponsor customer determines the portion of the total price relating to co-pay amounts that will be paid by its members;

•	We manage the overall prescription drug relationship with the plan’s members;

•	We have credit risk for the price due to the pharmacy from the plan sponsor; and

•	We may realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from the plan sponsor and the negotiated ingredient costs we will pay to our network pharmacies.

     When adjudicated claims are recorded gross, the plan sponsor’s aggregate pharmacy benefit claim payment to us is recorded as revenue and our payment to the pharmacy provider is recorded as cost of revenue. We do not record as revenue or cost of revenue any co-payments due from the member to the retail pharmacy.

     By contrast, we do not act as a principal when adjudicating claims for a plan sponsor that uses its own retail pharmacy network rather than our network. In these cases we record revenue “net” — the only revenue recorded is the amount of the administrative fee earned by us for processing the claim.

     Under both “gross” and “net” reporting for data services, revenue is recognized when the claim is processed.

     Mail Services

     Revenues from the dispensing of pharmaceuticals from our mail service pharmacy are recognized when each prescription is shipped. We contract directly with plan sponsor customers to provide prescription drugs to their members. We are contractually committed to agreed upon turn around times, which is the time it takes to ship the prescription after receiving the written order. We also assume the credit and inventory risk. Therefore, for prescriptions dispensed through our own mail service pharmacy, we recognize the total amounts paid by both the customer and the member (in the form of a co-payment) as revenue.

     Clinical and Other Services

     Rebate service fees are recognized in revenues as earned in accordance with the contractual agreements with our plan sponsor customers. Rebate service fee revenues are fees we receive from our health plan customers for providing clinical services, which includes negotiating for appropriate rebates with pharmaceutical manufacturers on behalf of our health plan sponsor customers. Only the rebate service fee that we earn per our negotiated contract with our customers is recorded as revenue in our statement of operations.

     Separately, we earn administrative fees from pharmaceutical manufacturers for services rendered in connection with rebate agreements, including aggregating members, performing market share analysis used to calculate rebates and consolidating billing for clients. We also earn other revenue from pharmaceutical manufacturers for services such as clinical consulting, physician and member education programs, clinical trials, outcome research, disease management programs, prescription review and other health improvement products. These services are negotiated separately with each pharmaceutical manufacturer and specify the services we are to perform and the revenues and fees we are to earn based on the delivery or completion of the services.

Cost of Revenues

     Cost of revenues includes product costs, labor, call center operations, information technology and other costs associated with the sale and/or dispensing of prescription drugs and providing clinical and other services. Rebate amounts collected from pharmaceutical manufacturers on behalf of our plan sponsor customers and passed through to our customers are excluded from cost of revenues.

Use of Estimates

     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. We have made significant estimates of the purchase price allocation in our acquisitions, including the fair value of the assets acquired and liabilities assumed, intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions. Other significant estimates include clinical services revenues and costs, reserves for uncollectable accounts, liabilities relating to customer rebate guarantees, network guarantees, performance commitments and service warranties. We have also made significant estimates relating to contract losses, the value of our various investments and recoverability of the capitalized amounts for internally developed software. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. We continually evaluate the appropriateness of the amounts recorded and revise our estimates regularly. Actual results could differ from those estimates, and any such change could adversely affect our results of operations.

Accounts Receivable

     Accounts receivable balances represent trade receivables generated from health improvement services (data services, mail services and clinical and other services). To reduce the potential for credit risk, we perform ongoing evaluations of our customer’s financial condition but we do not generally require significant collateral to support these receivables. Accounts receivable balances are used as collateral for our debt. As of December 31, 2002, unbilled receivables were $668.3 million. Unbilled receivables to plan sponsors are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the applicable contractual billing schedule. We establish an allowance for doubtful accounts based on performance factors, historical trends and other pertinent information.

Results of Operations — AdvancePCS

The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001(1)

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues:
Data services	$3,289,693	$2,837,013	$9,287,606	$8,179,600
Mail services	642,586	392,891	1,756,687	1,083,323
Clinical and other services	174,096	135,991	506,988	405,495

Total revenues	4,106,375	3,365,895	11,551,281	9,668,418
Gross profit	140,957	114,818	401,766	330,559
Selling, general and administrative expenses	56,387	48,252	163,834	137,341
Operating income	84,570	66,566	237,932	191,458
Net interest expense	8,983	11,835	29,439	47,374
Loss from joint venture	1,253	741	3,510	1,831
Extraordinary loss on early retirement of debt, net of taxes	—	5,315	1,491	5,315
Net income	$44,972	$27,349	$122,523	$80,757
Diluted net income per share	$0.46	$0.27	$1.23	$0.83

(1)	Financial information for 2001 has been restated for the purchase of CHI (see Note 1 to the financial statements included in this report).

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Revenues. Data services revenue increased $452.7 million, or 16%, for the three months ended December 31, 2002 compared to the same period one year ago. The increase is due to an increase in clients whose claims are processed through our contractual pharmacy network, an increase in the utilization of prescription drugs by members, and higher drug ingredient costs. The increase in drug ingredient costs is due to increases in average wholesale prices used to calculate the payments due from clients and due to pharmacies. Pharmacy network claims processed increased 10% to 125.7 million in the three months ended December 31, 2002 from 114.0 million for the three months ended December 31, 2001.

     The average data services revenue per network pharmacy claim increased 5% to $26.17 for the three months ended December 31, 2002 due to higher ingredient costs and a higher mix of plan sponsor customers utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the customer. As discussed earlier under Critical Accounting Policies, we use gross reporting of revenues for claims adjudicated through our contractual pharmacy network.

     Mail services revenue increased $249.7 million or 64% due to the addition of several customers whose members are high mail utilizers, increased rate of utilization of prescription drugs by our members, and higher ingredient costs. Mail pharmacy prescriptions dispensed increased 50% to 4.0 million for the three months ended December 31, 2002 from 2.7 million in the three months ended December 31, 2001. For the three months ended December 31, 2002, the average revenue per mail pharmacy claim increased 6% primarily due to higher drug ingredient costs.

     Clinical and other services increased $38.1 million and 28% due to new customers which use our clinical services, as well as increased utilization of prescription drugs by our members, and greater formulary compliance.

     Gross profit. Our gross profit for the three months ended December 31, 2002 increased by $26.1 million, or 23%, compared to the same period in 2001. As a percentage of revenues, gross profit was approximately 3.4% for both three-month periods ended December 31, 2002 and 2001. We have been successful in offsetting margin pressure caused by lower pricing on administrative fees and other services with increased utilization of our mail service pharmacies, improved formulary compliance, and increased utilization of generic drugs.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended December 31, 2002 increased by $8.1 million, or 17% compared to the same period in 2001. The increase is primarily due to increased costs associated with the expansion of our call centers, corporate offices and mail facilities along with an increase in our sales commissions. Selling, general and administrative expenses as a percentage of revenues were 1.4% for both three-month periods ended December 31, 2002 and 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the three months ended December 31, 2002 decreased $2.9 million compared to the same period in 2001. The decrease was due primarily to the reduction in outstanding debt and increased usage of the Asset Securitization Facility, which incurs interest at a lower rate than the debt it replaced, and the expiration in October 2002 of $100 million of the interest rate swap.

     Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations. For the three months ended December 31, 2002 and 2001, we recorded net losses of $1.3 million and $0.7 million from our interest in RxHub, respectively.

     Income taxes. For the three months ended December 31, 2002 and 2001, our effective tax rate was approximately 39.5%.

     Diluted net income per share. We reported diluted net income of $0.46 per share for the three months ended December 31, 2002 compared to $0.27 per share for the same period in 2001. The weighted average shares outstanding were 97.4 million and 102.3 million for the three months ended December 31, 2002 and 2001, respectively.

     On October 1, 2001, we announced a two-for-one split of our common stock, effected in the form of a stock dividend. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock split.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

     Revenues. Data services revenue increased $1.1 billion, or 14%, for the nine months ended December 31, 2002 compared to the same period one year ago. The increase is due to an increase in clients whose claims are processed through our contractual pharmacy network, an increase in the utilization of prescription drugs by members, and higher drug ingredient costs. The increase in drug ingredient costs is due to increases in average wholesale prices used to calculate the payments due from clients and due to pharmacies. Pharmacy network claims processed increased 8% to 364.5 million in the nine months ended December 31, 2002 from 336.3 million for the nine months ended December 31, 2001.

     The average data services revenue per network pharmacy claim increased 5% to $25.48 for the nine months ended December 31, 2002 due to higher ingredient costs and a higher mix of plan sponsor customers utilizing retail pharmacy networks contracted by us versus retail pharmacy networks contracted by the customer. As discussed earlier under Critical Accounting Policies, we use gross reporting of revenue for claims that are adjudicated through our contractual pharmacy network.

     Mail services revenue increased $673.4 million or 62% over the nine months ended December 31, 2002 due to the addition of several customers whose members are high mail utilizers, increased rate of utilization of prescription drugs by our members, and higher ingredient costs. Mail pharmacy prescriptions dispensed increased 45% to 11.4 million for the nine months ended December 31, 2002 from 7.8 million in the nine months ended December 31, 2001. For the nine months ended December 31, 2002, the average revenue per mail pharmacy claim increased 8% primarily due to higher drug ingredient costs.

     Clinical and other services increased $101.0 million and 25% due to new customers which use our clinical services, as well as increased utilization of prescription drugs by our members, and greater formulary compliance.

     Gross profit. Our gross profit for the nine months ended December 31, 2002 increased by $71.2 million, or 22%, compared to the same period in 2001. As a percentage of revenues, gross profit was approximately 3.5% in the nine months ended December 31, 2002 and 3.4% in the same period in 2001. We have been successful in offsetting margin pressure caused by lowering pricing on administrative fees and other services with increased utilization of our mail service pharmacies, improved formulary compliance, and increased utilization of generic drugs.

     Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended December 31, 2002 increased by $26.5 million, or 19% compared to the same period in 2001. The increase is primarily due to increased costs associated with the expansion of our call centers, corporate offices and mail facilities along with an increase in our sales commissions. Selling, general and administrative expenses as a percentage of revenues were 1.4% for the nine months ended December 31, 2002 and 2001.

     Interest income and interest expense. Interest expense, net of interest income, for the nine months ended December 31, 2002 decreased $17.9 million compared to the same period in 2001. The decrease was due primarily to the reduction in outstanding debt and increased usage of the Asset Securitization Facility, which incurs interest at a lower rate than the debt it replaced, and the expiration in October 2002 of $100 million of the interest rate swap.

     Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our Consolidated Statement of Operations. For the nine months ended December 31, 2002 and 2001, we recorded net losses of $3.5 million and $1.8 million from our interest in RxHub, respectively.

     Income taxes. For the nine months ended December 31, 2002 and 2001, our effective tax rate was approximately 39.5%.

     Extraordinary loss on early retirement of debt, net of taxes. For the nine months ended December 31, 2002 and 2001, in connection with the refinancing and the bank debt repayment, we recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $1.5 million and $5.3 million, net of taxes for the nine months ended December 31, 2002 and 2001, respectively.

     Diluted net income per share. We reported diluted net income of $1.23 per share for the nine months ended December 31, 2002 compared to $0.83 per share for the same period in 2001. The weighted average shares outstanding were 99.3 million and 97.0 million for the nine months ended December 31, 2002 and 2001, respectively. On August 23, 2001 we completed the sale of 9.0 million shares of Class A common stock.

     On October 1, 2001, we announced a two-for-one split of our common stock, effected in the form of a stock dividend. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q have been retroactively adjusted to reflect the impact of the stock split.

Liquidity and Capital Resources

     As of December 31, 2002, we had a working capital deficit of $307.1 million. The majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in working capital. Our net cash provided by operating activities was $190.8 million for the nine months ended December 31, 2002, resulting primarily from net income and also due to the timing of receivables and payables resulting from our claims processing cycle. A majority of our claim billings are processed on a fourteen-day cycle, beginning on Saturdays. As a result, cash balances, accounts receivable and accounts payable reflected in our balance sheet may fluctuate period to period depending on the day of the week that the quarterly period actually ends in relationship to the timing of invoicing, receipt of cash from our customers and our payments to the pharmacies. Therefore, we experience fluctuations in our cash balances depending upon the day of the cycle. We manage the effect of these fluctuations by borrowing on our bank revolving line of credit during certain cycle days.

     During the nine months ended December 31, 2002, we used cash of $58.7 million for purchases of property and equipment associated with the growth and expansion of our systems and facilities which includes our new mail pharmacy in Wilkes-Barre, Pennsylvania, software and system upgrades including HIPAA compliance and the build out of our new call center in Knoxville, Tennessee.

     Effective as of November 1, 2002, we acquired 100% of the common stock of privately-held Accordant Health Services, Inc. (“Accordant”), a disease management company that focuses on helping patients with complex, chronic and progressive diseases. The aggregate purchase price for Accordant of $73.0 million, net of cash acquired, includes the final determination of the working capital adjustment and transaction costs. The results of Accordant have been included in our consolidated financial statements since the acquisition date. The agreement includes a provision for the payment of up to an additional $25 million, dependent upon Accordant achieving certain financial and operating targets during calendar year 2003. Any additional consideration will be paid during calendar year 2004 and treated as an adjustment to the purchase price. The final allocation of the purchase price will be based on appraisals which are currently in process.

     In addition, during the nine months ended December 31, 2002, we purchased approximately 4.7 million shares under our stock repurchase program at a cost of approximately $87.7 million. During the nine months ended December 31, 2002, we repurchased $12.2 million of Senior Notes. Additional stock and Senior Notes purchases, if any, will be made in such amounts and at such times, as we deem appropriate based upon prevailing market and business conditions.

     Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 2001 and 2002 and in the nine months ended December 31, 2002 our operating cash flow funded our capital expenditures and was used to reduce our debt, repurchase shares, make acquisitions or invest in money market funds.

     We anticipate that cash flow from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our currently planned internal operating requirements and expansion programs, including capital expenditures and our stock repurchase program, for at least the next 18 months. However, if we continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve those plans. There is no guarantee that such debt or equity financing will be available at terms acceptable to us, if at all.

     In December 2001, we securitized certain of our accounts receivable pursuant to a $150 million facility (the “Asset Securitization Facility”). In June 2002, we completed an increase to the Asset Securitization Facility of an additional $150 million. The $300 million commitment under the facility is due December 10, 2006. The Asset Securitization Facility incurs interest at the funding agent’s A-1+/P-1 commercial paper rate plus .85%. As of December 31, 2002, we had drawn $270 million under this facility. The Asset Securitization Facility is included in our debt balance as of December 31, 2002 and March 31, 2002 and will continue to be reflected “on-balance sheet”. The proceeds of the $150 million increase were used to repay $150 million of our Term B debt.

     In connection with the repayment of our Term B debt in June 2002 with the increased asset securitization proceeds, we recorded an extraordinary loss, associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the Term B debt in the amount of $ 2.4 million ($1.5 million, net of taxes).

     On September 30, 2002 we amended its Senior Secured Credit Facility to increase the size of its revolver from $175 million to $275 million. No amounts were outstanding on the revolving facility at December 31, 2002.

     As of December 31, 2002 our debt consists of the following (in thousands):

Asset Securitization	$270,000
Senior Notes	187,825
Other	312
Revolving Credit Facility	—

$458,137

     Effective April 1, 2001, we adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. In order to hedge variable rate interest payments made in conjunction with our debt we entered into an interest rate protection agreement that has fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount was reduced by $100 million in October 2001 and 2002. As of October 2002, the notional amount was $200 million. The swap will expire in October 2003. We are accounting for this interest rate swap as a cash flow hedge in accordance with SFAS 133. The fair value of the swap, an obligation of $8.1 million at December 31, 2002 and $14.5 million at March 31, 2002, was based upon quoted market prices. The fair value represents the estimated amount we would have to pay to terminate the swap agreement taking into account current interest rates. The related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income. The amount of changes in other comprehensive income, net of taxes of $2.5 million, and the net amount reclassified into earnings (interest expense) during the nine-month period ended December 31, 2002 were $3.9 million and $9.9 million, respectively.

Share Repurchase Program

     On June 6, 2002, the Company filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions. During the three months ended December 31, 2002, the Company purchased 0.7 million shares under this repurchase program at a cost of $15.9 million.

From inception of the repurchase program through December 31, 2002, the Company has repurchased 4.7 million shares, which are included in treasury stock, at a cost of $87.7 million.

HIPAA

     Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Department of Health and Human Services, or HHS, issued final Standards for Electronic Transactions in August 2000. These regulations established new standards for electronic transmission of certain types of health care data, including on-line pharmacy claims transactions. AdvancePCS met the original compliance date of October 16, 2002 despite the extension that was granted to Covered Entities that applied for an extension.

     The HIPAA Privacy Regulations were issued in December 2000 and subsequently modified on August 14, 2002. Compliance with the Privacy Regulations is required by April 14, 2003. These regulations govern the use and disclosure of individually identifiable health information by certain entities. Significant system and operational changes are required to comply with these regulations. An assessment was completed last year comparing our current practices with those practices required by the regulations. We are in the process of implementing all required changes to our practices and have substantially completed all implementation activities required to comply with the regulations issued to date.

     We also have preliminarily assessed the compliance requirements under HHS’s proposed HIPAA Security Regulations. These Security Regulations have not yet been finalized, nor have we finalized our costs estimates associated with complying with those regulations. A final effective date for those regulations has not yet been established; however, we expect final regulations to be issued in the spring of 2003.

Legal Proceedings and Regulatory Developments

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by us in October 2000, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which include rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked them to provide copies of documents relating to their agreements with us.

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

     On September 16, 2002, the OIG, we and the eight individuals filed a motion requesting that the District Court hold proceedings relating to both the employee e-mails and the CIDs in abeyance as the parties were working to reach a mutually acceptable resolution of the outstanding issues that would obviate the need for any judicial action on the subpoena and CID enforcement actions. On September 17, 2002, the District Court entered an order holding the matters in abeyance pending the outcome of the good faith efforts to reach a mutual resolution of the outstanding discovery issues. We have since produced additional documents and witnesses in response to the OIG’s requests

     It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of our programs and practices. We believe that our programs and those of PCS prior to the acquisition are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor United States Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, we could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause our business, profitability and growth prospects to suffer materially.

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

     On October 1, 2002, the U.S. Department of Health and Human Services OIG released its Draft Compliance Program Guidance for Pharmaceutical Manufacturers (the “HHS Draft Guidance”) aimed at advising pharmaceutical manufacturers on how to establish a compliance program that will ensure adherence to applicable laws and regulations. Included in the HHS Draft Guidance is a discussion of certain areas of legal risk for pharmaceutical manufacturers that the government encourages manufacturers to consider in structuring their compliance programs. We submitted our comments to the HHS Draft Guidance in December 2002. We believe that our business practices and our arrangements with pharmaceutical manufacturers satisfy the intent of the HHS Draft Guidance. AdvancePCS also maintains a compliance program designed to include the key compliance program elements described in the HHS Draft Guidance. We do not believe that the HHS Draft Guidance, in its current form, would have a material effect on our business operations or financial results. However, because the HHS Draft Guidance has not been finalized, there is the possibility that it could be changed prior to publication of the final version. Any such changes could impact our business operations, possibly materially.

     Various aspects of our businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business; however, the application of complex standards to the detailed operation of the business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect our business. We cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care, or the business of pharmacy benefit management. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position.

Recently Adopted Accounting Pronouncements

     Effective April 1, 2002 we adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Under these rules, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion 30 as extraordinary. We are required to adopt SFAS 145 by April 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $1.5 million and $5.3 million, net of tax for the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

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

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of FASB 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN 45 are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure requirements, which are effective for interim periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for us beginning with the year ended March 31, 2003. We have not yet completed the final evaluation of the alternatives presented by SFAS 148. However, during the quarter ending June 30, 2003, we expect to reach a determination of whether and, if so, when to change the existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During October 2002, the notional amount of the interest rate protection agreement that has a fixed LIBOR rate of 6.60% decreased from $300 million to $200 million. As of December 31, 2002, our outstanding variable rate debt was $270 million. Based on the amount of variable rate debt in excess of the notional amount of the interest rate protection agreement at December 31, 2002, we do not believe that a change in interest rates would have a material effect on our results of operations but could impact the fair value of debt outstanding relative to current market rates.

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedure. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2000, received a subpoena from the Department of Health and Human Services Office of Inspector General, or OIG, requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation involves a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. This investigation appears to focus on PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, which include rebate and other payments made by pharmaceutical manufacturers to PBMs. The investigation also appears to focus on payments made by PBMs to retail pharmacies or others in connection with therapeutic intervention activities. AdvancePCS has turned over documents responsive to the subpoena. The United States Attorney’s Office has also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked them to provide copies of documents relating to their agreements with us.

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

     On September 16, 2002, the OIG, the Company and the eight individuals filed a motion requesting that the District Court hold proceedings relating to both the employee e-mails and the CIDs in abeyance as the parties were working to reach a mutually acceptable resolution of the outstanding issues that would obviate the need for any judicial action on the subpoena and CID enforcement actions. On September 17, 2002, the District Court entered an order holding the matters in abeyance pending the outcome of the good faith efforts to reach a mutual resolution of the outstanding discovery issues. We have since produced additional documents and witnesses in response to the OIG’s requests.

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

     On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. Advance PCS, Civ. No.

01-CV-2320 (D.Minn.). AARP and United have asserted claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS created confusion among certain AARP members and pharmacists through the launch of the AdvancePCS prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. AdvancePCS moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. AdvancePCS appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $30 million, including attorneys’ fees and costs. AdvancePCS has also moved to dismiss this count of the complaint. Discovery in connection with AARP’s monetary claim is ongoing. AdvancePCS has denied AARP and United’s allegations and is vigorously defending this matter.

     In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Exhibits

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.	Instruments Defining the Rights of Security Holder, Including Indentures

4.1*	First Supplemental Indenture dated November 15, 2002, but effective as of August 30, 2001, by and among AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRX, L.L.C., Dresing-Lierman, Inc., TheraCom, Inc. and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A.

4.2*	Second Supplemental Indenture dated November 15, 2002, but effective as of December 10, 2001, by and among Consumer Health Interactive, AdvancePCS Puerto Rico, Inc. and AFC Receivables Holding Corporation and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A.

4.3*	Third Supplemental Indenture dated November 15, 2002, but effective as of November 10, 2001, by and among Accordant Health Services, Inc., Accordant Health Services of North Carolina, Inc., Accordant Integrated Services, Inc. and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A.

99.	Additional Exhibits

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

     (b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 10, 2002, on which information was reported under Item 9. announcing our definitive agreement to acquire Accordant Health Services, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvancePCS (Registrant)

Date: February 13, 2003	By:	/s/ David D. Halbert

David D. Halbert, Chairman of the Board and Chief Executive Officer

Date: February 13, 2003	By:	/s/ Yon Y. Jorden

Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

Date: February 13, 2003

/s/ David D. Halbert

David D. Halbert Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

Date: February 13, 2003

/s/ Yon Y. Jorden

Yon Y. Jorden Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibits

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.	Instruments Defining the Rights of Security Holder, Including Indentures

4.1*	First Supplemental Indenture dated November 15, 2002, but effective as of August 30, 2001, by and among AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRX, L.L.C., Dresing-Lierman, Inc., TheraCom, Inc. and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A.

4.2*	Second Supplemental Indenture dated November 15, 2002, but effective as of December 10, 2001, by and among Consumer Health Interactive, AdvancePCS Puerto Rico, Inc. and AFC Receivables Holding Corporation and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A.

4.3*	Third Supplemental Indenture dated November 15, 2002, but effective as of November 10, 2001, by and among Accordant Health Services, Inc., Accordant Health Services of North Carolina, Inc., Accordant Integrated Services, Inc. and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A.

99.	Additional Exhibits

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.