Form 10-K
period 2003-03-31
ADVANCEPCS
filed 2003-06-30
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Class A common stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☑  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A common stock on May 31, 2003 as reported on the Nasdaq National Market, was approximately $2,467,051,469.

As of May 31, 2003, registrant had (1) 78,171,246 shares of Class A common stock, $.01 par value, outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2003 annual meeting of stockholders are incorporated by reference in Part III.

AdvancePCS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, (forward-looking statements). We have based these forward-looking statements on our current expectations and projections about future events. These statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth under the caption “Risk Factors,” as well as the following:

•	Risks associated with competition in our industry, including customer retention, the ability to consummate contracts with new customers and pricing and margin pressures from competitors and customer demands;

•	Risks related to our relationships with pharmaceutical manufacturers or a change in pricing, discounts or other practices of these manufacturers;

•	Risks related to compliance with governmental legislation and regulations, including compliance with any changes in the interpretations of existing laws and regulations and the passage of new legislation or regulations;

•	Risks related to our ability to develop, market and sell new products, services and technologies;

•	Risks associated with adverse results in litigation or other liability claims asserted against us, including professional liability claims in excess of our insurance coverage and challenges to our business practices;

•	Risks related to maintaining our pharmacy network affiliations;

•	Risks associated with managing and integrating past and future acquisitions;

•	Risks associated with maintaining and managing our growth;

•	Risks associated with the general changes in the health care industry, including increases in health care costs, changes in drug utilization and the introduction rates of new drugs;

•	Risks associated with our ability or inability to attract and retain qualified personnel;

•	Risk associated with general economic and business conditions, including exposure to customers’ credit risks; and

•	Risks associated with our debt obligations, including compliance with covenants contained in our credit agreements.

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

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended March 31, 2003. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” or “us,” refer to AdvancePCS.

OVERVIEW

Industry Background

Prescription drug costs in the United States are the fastest growing component of health care costs. The U.S. Centers for Medicare & Medicaid, or CMS, estimate that prescription drugs accounted for approximately 10.4% of U.S. health care expenditures in 2002, representing approximately a 14.3% increase in expenditures over 2001. CMS projects that the cost of prescription drugs will rise between 9% and 13% per year through 2012. We believe factors contributing to this historical and future trend of increasing prescription drug expenditures include:

•	higher drug utilization due to the growing use of pharmaceuticals as a first line of attack in disease treatment;

•	an aging population who will consume a greater number of prescriptions per year;

•	increasing direct-to-consumer advertising by pharmaceutical manufacturers;

•	new drug introductions, primarily driven by increases in research and development spending by pharmaceutical companies, as well as more rapid drug approval by the U.S. Food and Drug Administration, or the FDA;

•	higher costs for newly-developed, more effective drug therapies, including those in the expanding pipeline of biotechnology pharmaceuticals;

•	general inflation of pharmaceutical prices; and

•	the potential introduction of a Medicare prescription drug benefit.

Prescription benefit management companies, or PBMs, originally were formed to provide health plan sponsors with a more efficient and less costly means of managing their members’ prescription drug benefits, particularly the processing of pharmaceutical claims. Since their inception, PBMs have continually developed additional programs that provide opportunities for health plans to manage costs while improving quality of patient care. PBMs now process hundreds of millions of pharmaceutical claims per year using automated, real-time transaction processing systems. In addition to processing claims, PBMs monitor potentially harmful drug interactions, improve the safety and clinical effectiveness of pharmaceutical usage, improve administrative efficiencies of pharmaceutical dispensing, and reduce pharmaceutical expenditures for health plans. PBMs also have developed mail order pharmacy fulfillment for the convenience of health plan members and to reduce health plan costs through providing a more efficient distribution mechanism. By designing and implementing effective pharmacy benefit plans, formularies, and formulary support services, PBMs have the ability to influence the selection of pharmaceuticals used by health plan members. PBMs use this formulary influence and aggregated purchasing power to negotiate both rebates from pharmaceutical manufacturers and discounts from retail pharmacies to generate savings for health plan sponsors.

Medicare, the primary health insurer for more than 40 million Americans over the age of 65, does not currently offer an outpatient prescription drug benefit. Several legislative proposals are under consideration in Congress to provide Medicare recipients with outpatient drug benefits. The terms of the current proposals vary and there can be no assurance of actual implementation of such a benefit. Depending on the approval and final design of a Medicare drug benefit, PBMs could play a significant role in its administration.

Company Overview

We are a leading provider of health improvement services in the United States. Our customers include a broad range of health plan sponsors, such as BlueCross BlueShield plans and other managed care organizations, employer groups, third-party administrators of health plans, insurance companies, government agencies and labor union-based trusts. As the largest PBM based on number of lives covered, we currently serve more than 75 million health plan members and annually manage more than 540 million pharmacy claims, representing approximately $28 billion in prescription drug spending. Our large member base gives us significant leverage when negotiating rebates and discounts from pharmaceutical companies and retail pharmacies respectively.

As a PBM, we offer tools to our customers to assist in managing their prescription drug expenditures, including on-line claims adjudication, discounted retail networks, discounted mail pharmacy services, formulary development, rebate negotiation and management and other plan design and formulary support activities. In addition, we offer a wide range of other health improvement products and services, such as specialty pharmacy services, disease management and prescription discount cards for the uninsured and under-insured. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs. Our strategy as the largest provider of health improvement services is to increase the number of services offered to our customer base by internal development or acquisition, increase our core customer base and, most importantly, generate additional value for our clients and stockholders through the cross-selling of our products into our customer base.

Our revenues are derived principally from sales of prescription drugs to health plan members, either through one of our three mail pharmacies, our network of approximately 59,000 contractually affiliated retail pharmacies or one of our specialty pharmacies. We also provide clinical and other services as part of our overall health improvement service offerings.

In October 2000, we acquired PCS Holding Corporation, or PCS, a pharmacy benefit management company that was wholly owned by Rite Aid Corporation. We have successfully completed integrating PCS so that we operate as a single, combined company. In addition, we successfully integrated nine acquisitions in the past five years.

THE COMPANY

Our goal is to create programs that improve health outcomes for patients and that lower overall costs for our health plan sponsor customers. We offer a broad range of health improvement services to our customers. Our basic PBM services include claims adjudication, retail network development, mail pharmacy services, formulary development and management, rebate negotiation and management, and benefit plan design and consultation. Broader health improvement services include specialty pharmacy, disease management, discount cash cards, and web-based health improvement services. We offer these services to our customers on a fully integrated basis. However, we track these various services into three revenue categories: Data Services, Mail Services, and Clinical and Other Services.

Data Services

Retail Network Management. We develop and negotiate networks of retail pharmacies that agree to provide prescription drugs to individual members of our health plan sponsors at pre-negotiated discounts. In developing these networks, we provide our customers the ability to balance access and discounts for their members. Some of our networks are customized for specific customers and others we offer as pre-negotiated networks available to the plan. Overall, our networks incorporate approximately 59,000 retail pharmacies. The retail pharmacies in our networks are linked to us through our online, real-time claims processing systems that are designed to significantly reduce the pharmacies’ cost of processing prescriptions. On behalf of health plan sponsors, we aggregate all pharmacy benefit claims on a system-wide basis and facilitate payments to retail pharmacies.

Claims Adjudication. Through our data services operations, we processed more than 488 million prescription claims for health plan sponsors in fiscal year 2003. As part of this service, when a member of one of our health plan sponsors presents a prescription with a health plan identification card to a retail pharmacist in our network (or to a retail pharmacy under contract directly with our customer), within seconds, our online system provides the pharmacist with the following information:

•	verification of whether the individual is eligible for pharmacy benefits;

•	the prescription benefits the individual’s health plan has selected, including whether the drug to be dispensed is included on the health plan’s formulary and the individual’s co-payment obligation;

•	the amount the pharmacy can expect to receive as payment for its services; and

•	an alert message to warn the pharmacist of possible adverse drug consequences the patient may face if the prescription is taken, including drug-drug, drug-food, drug-age and drug-pregnancy interactions.

Discount Cash Card Services. According to the U.S. Census Bureau, in 2001 approximately 41 million Americans had no health insurance coverage. We estimate that approximately 16 million more Americans do not have outpatient prescription drug coverage included with their health insurance. Additionally, millions of Americans with outpatient drug coverage have inadequate benefits. We provide services to make prescription drugs more affordable for groups and individuals that have limited or no prescription drug insurance coverage. Through our discount cash card services, participants receive a discount on covered prescription drugs at the point of sale, thereby reducing their prescription drug costs. We are able to achieve our goal of providing prescription drugs to consumers at reduced prices by negotiating discounts from retail pharmacies and rebates on prescription drugs from pharmaceutical manufacturers based on our size and ability to influence market share. In order to maximize the cost savings to participants, we also provide messages to pharmacies participating in the programs to inform them of clinically appropriate alternative drugs that may have a lower out-of-pocket cost for the patient. In addition to cost savings, patients benefit by participating in our drug program by allowing us to capture the patients’ drug history and to identify and alert the dispensing pharmacist to any potential adverse drug consequences. More than 52,000 retail pharmacies nationwide participate in our discount cash card programs. In addition, these programs include a mail service option to provide additional savings to participants.

Mail Services

Mail Pharmacy Services. Our mail pharmacy operations are located in Fort Worth, Texas, Birmingham, Alabama and Wilkes-Barre, Pennsylvania. During fiscal year 2003, we filled approximately 15 million prescriptions through our mail pharmacies. Our Wilkes-Barre facility opened in January 2003 and will be capable of processing 500,000 prescriptions per week when developed to full capacity. With recent capacity growth, we see a significant opportunity to profitably expand penetration of our mail order business.

Mail service is ideal for maintenance medications because of the convenience of home delivery and improved patient compliance through methods such as refill reminders. We believe that our mail pharmacies reduce costs to health plan sponsors through volume purchasing efficiencies, automated and centralized dispensing technology, generic dispensing and higher rebates through greater formulary compliance. Our mail service operations are highly automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of many medications and computer-generated mailing labels and invoices. To enhance accurate dispensing of prescriptions and the safety of health plan members, our mail service system is equipped with automated quality control features and a licensed pharmacist inspects each prescription.

The majority of our mail service prescriptions currently are submitted to us through the mail. We have and will continue to promote our web-based and voice recognition technology capabilities to enhance our member experience and further reduce the costs associated with receiving prescription refills.

Specialty Pharmacy Services. In June 2001, we established AdvancePCS SpecialtyRx to provide our customers with a single-sourced solution to their complex and growing specialty pharmacy needs. Specialty pharmacy services focus on pharmaceutical products that generally are biotechnological in nature and are usually given by injection. These services traditionally are used by small patient populations with chronic, often complex diseases requiring challenging regimens and a high level of clinical expertise. Costs for individual therapies average approximately $10,000 annually, but can exceed $1 million annually. Our goal is to improve overall health care for patients using these specialty pharmaceuticals, while helping to control the costs incurred by health plan sponsors to provide these therapies.

We dispense specialty pharmaceuticals from four facilities in Maryland, Florida, Texas and Georgia. We have specialty pharmacy services contracts with health plans and other payors representing approximately 19 million lives. We offer our customers a fully integrated pharmaceutical care management program designed to encourage appropriate drug utilization, competitive pricing and comprehensive integrated reporting for better cost management, and PBM based electronic claims processing for greater administrative ease.

We also provide customized services around complex and emerging biotechnology therapies and the significant patient management needs associated with those therapies through our wholly owned subsidiary, TheraCom. TheraCom has substantial experience providing distribution and related services to the biotechnology, medical device and diagnostics industries, including product coverage advocacy, insurance verification, reimbursement processing, pharmacist counseling, clinical and dosage monitoring, adherence counseling, coordination of injection training, in-home nursing and retail/wholesale distribution. TheraCom also provides Internet, direct marketing, advertising and product launch support services. For example, we have preferred distribution agreements with the manufacturers, among others, of the following products:

• Cerezyme	–	A biopharmaceutical to treat Gaucher disease, the most common lysosmal storage disorder

• Flolan	–	A biopharmaceutical to treat primary pulmonary hypertension

• Glucowatch	–	A devise that detects trends and patterns in glucose levels for diabetics

• Mirena	–	A long acting contraception devise

• Thyrogen	–	A highly purified recombinant source of human thyroid stimulation hormone

Clinical and Other Services

Benefits Plan Design and Formulary Development. Our clinical services professionals work closely with health plan sponsors to design and administer pharmacy benefit plans that, through the use of formularies and other techniques, promote clinically appropriate drug usage while reducing drug costs. We advise our customers regarding a number of benefit plan design options that promote these goals, including prior authorizations, managed drug limitations and the incorporation of other financial incentives in the plan (e.g. reimbursement limitations on the drugs covered by the plan, co-payment structuring and deductibles).

We also advise our health plan customers in the development of their formulary, which is the list of drugs for which the plan provides coverage. In developing these formularies, our first priority is the clinical appropriateness and effectiveness of the listed drugs. Our formulary system is designed so that our clinical recommendations are not affected by purchasing arrangements with manufacturers. Our formulary development process begins with a panel of independent physicians and pharmacists who perform a rigorous clinical review of available drugs for inclusion in the formulary based on safety and efficacy. This panel does not consider any information regarding pricing or available discounts or rebates that may be available from the manufacturer.

We also have developed our Performance Drug List, or PDL, which is a subset of the AdvancePCS National Formulary and includes only those drugs that present the best economic and clinical values to our health plan customers and their members. The PDL is not a complete formulary, but is a prescribing guide to the best values within select therapeutic categories. The list undergoes rigorous annual clinical reviews, both internally and externally, to determine if it meets the vast majority of patient needs in the therapeutic categories represented. During the year, significant drug product events involving products (e.g. patent expirations) may require a change to the PDL. The PDL is an important element in our pharmaceutical care consultations. The PDL is not an endorsement of any particular class of drugs. However, the PDL states a clear preference so that member and the prescriber can be aware of the best economic value alternatives available.

Manufacturer Contracting. After a formulary is developed, our customers obtain rebates through the arrangements we have negotiated with manufacturers. Depending on the negotiations with the manufacturer, the rebates we collect on behalf of our customers may be based on overall volume, market share as compared to an overall therapeutic class, or other metrics. Volume-based discounts measure the amount of drug purchased by a plan, and adjust the rebate based on that level. Market share rebates measure the volume of sales of a particular product to a plan’s members against the demand for drugs in that product’s therapeutic class. Certain of these volume or market share rebates may be limited to those plans that include a particular product on its formulary. In general both volume-based and market share rebates are calculated as a percentage of the aggregate dollar value (based on the manufacturer’s published wholesale price) of a particular drug dispensed to members of those health plans that meet the criteria for receiving the rebate.

Formulary Support Services. We encourage formulary and PDL compliance through programs that operate at the patient, prescribing physician and pharmacist levels. We attempt to influence physician-prescribing patterns by analyzing physicians’ prescribing behavior relative to physician peer groups and notifying them when their practices differ from peer group norms and medical best practices. We provide face-to-face consultations between our clinical pharmacists and high-prescribing physicians in an effort to align prescribing practices in targeted categories and diseases that are in the best interests of health plan sponsors and members. We also provide our own educational materials to physicians, pharmacists and health plan sponsors. Through the retail pharmacies, we offer a voluntary therapeutic interchange program that encourages pharmacists to consult with patients and physicians regarding therapeutically equivalent, cost-effective drug alternatives. Our programs support cost effective, clinically appropriate drug management and help to ensure that members receive appropriate drug therapies.

Disease Management Programs. Through our disease management programs, we also assist health plans in managing the cost and treatment of specific chronic diseases by improving medical outcomes and lowering the cost of health care delivery. Our programs are designed to support quality initiatives and fulfill the third party accreditation requirements, such as those of the National Committee on Quality Assurance, or NCQA, of our health plan sponsors. These programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high-risk indications. Together, AdvancePCS and our subsidiary Accordant have earned Full Practitioner Oriented Accreditation from NCQA for 18 disease management programs. AdvancePCS has received this accreditation for its asthma, diabetes and coronary artery disease management programs and Accordant has received this accreditation for all 15 of its rare, chronic disease management programs, more than any other organization in the United States.

Our disease management programs are executed by a dedicated team of clinicians and managed care professionals and typically have five principal elements:

•	Data integration. We compile and analyze medical, laboratory, pharmacy and other relevant data for a particular group of health plan members.

•	Case finding. We identify patients from the group who have the specific disease and stratify them for targeted interventions.

•	Treatment assessment. We compare treatment received by identified patients with nationally accepted treatment guidelines. We also assess physician knowledge of clinical guidelines for targeted interventions.

•	Targeted interventions. We intervene with identified patients by educating them about their disease and providing self-management tools. We also provide physicians with treatment guidelines, patient profiles and patient management tools. Finally, nurse outreach and case management intervention programs are applied to the more challenging care coordination and monitoring cases.

•	Outcomes analysis. We measure the results of the intervention by tracking the identified patients’ medical outcomes and monitoring ongoing compliance with their treatment programs.

Broader Disease Management. We have designed disease management programs for cardiovascular secondary risk reduction, asthma, diabetes, heart failure, depression and hypertension. We believe our disease management programs are supported by our ability to assess quality of life, quality of care and overall satisfaction with the disease management programs. We also assess the economic benefit of the programs to our health plan sponsors.

Accordant Health Services, Inc. In November 2002, we acquired Accordant Health Services, Inc., or Accordant, a disease management company that focuses on helping patients with fifteen complex, chronic and progressive diseases including: seizure disorders, Parkinson’s disease, sickle cell anemia, CIDP, ALS (Lou Gehrig’s disease), rheumatoid arthritis, lupus, polymyositis, hemophilia, dermatomyositis, multiple sclerosis, myasthenia gravis, cystic fibrosis, scleroderma and gaucher disease. The diseases managed by Accordant require significant costs for health plans (approximately $70 million per year per one million covered lives). In addition, these managed diseases are progressive diseases resulting in steadily increasing costs. Patients with these diseases also use significant amounts of specialty pharmaceuticals for proper treatment. We now are in the process of integrating the disease management programs offered by Accordant with our specialty pharmacy offerings.

Health plans engage Accordant to manage any number of these disease states for their members. First, Accordant analyzes a plan’s population using its proprietary system and identifies those members with the specified disease state. Then, through its proprietary, complex disease management intervention system, Accordant contacts and assists members in managing their disease with the goal of reducing costly hospitalizations and emergency room visits.

Outcomes Studies. We conduct studies for pharmaceutical manufacturers to further the understanding of the characteristics of diseases and to develop simple-to-use tools, such as questionnaires and decision trees, for diagnosing diseases. In addition, we develop measurements for monitoring patient medical outcomes and determine how to best influence the health status of individuals. We also evaluate the direct and indirect costs of health care, as well as conduct surveys to evaluate physician knowledge and behavior in order to develop individualized educational materials for each physician.

Clinical Trials. Through our clinical research operations, we assist pharmaceutical manufacturers in conducting clinical trials for both new drugs and new uses for existing drugs. Our current clinical trial initiatives are focused on Alzheimer’s disease and other neurological disorders, psychological conditions and pain relief.

Customers

We generate a significant portion of our revenues from contracts with health plan sponsors. BlueCross BlueShield Association Federal Employee Program accounted for 12%, 13% and 11% of our revenues for the years ended March 31, 2003, 2002 and 2001, respectively. HealthNet, formerly Foundation Health Systems, accounted for 14% of our revenues for the year ended March 31, 2001, yet accounted for less than 10% of our revenues in fiscal years 2003 and 2002. No other customer accounted for over 10% of our revenues in fiscal years 2003, 2002 or 2001.

Historically, we have had strong customer relationships with BlueCross BlueShield companies and other managed care organizations. We have also focused on and developed expertise in serving self-insured employers, third-party administrators, insurance carriers, unions and government plans. We now have a diverse customer base and substantial market penetration among all major target customer groups.

Company Operations

Sales and Marketing. As of March 31, 2003, we had a staff of more than 710 customer account management and support staff. Our sales force is complemented by customer service representatives in more than 30 offices throughout the United States. We organize our sales force into teams focused on each customer segment. With this organization, our sales force is able to focus on the specific characteristics and needs of our current and prospective customers in each market segment.

The sales process for health plan sponsors usually lasts a minimum of six to nine months, but sometimes can extend for a year or longer. Often, we initiate the sales process with potential customers at our most senior levels. A staff of sales representatives uses a team approach to work with a number of senior level individuals within a health plan sponsor. In this manner, we are able to work with health plan sponsors at multiple levels within their organizations and our health plan sponsors have multiple contacts within our organization.

Customer Service. Once we have contracted with a health plan sponsor for our services, we commit to provide them with the highest level of support. For example, our benefits design group works with our health plan sponsors to design the pharmacy benefits that they will provide to the individuals in their plans. A multi-functional team led by a senior-level account manager coordinates our designated resources across our company to support each customer. The account management teams are organized by customer segment to enhance their understanding of the needs and complexities of our customers.

In addition, we commit to our health plan sponsors that the individuals enrolled in their plans will receive high quality member service. To fulfill this promise, we manage four advanced call centers staffed with over 1,200 member service representatives who are available to answer incoming calls 24 hours a day, seven days a week. In April 2002, we opened our fourth call center in Knoxville, Tennessee, which gives us coverage in all four time zones in the continental United States. During the year ended March 31, 2003, our call centers received on average approximately 360,000 calls per week.

Technology Enhanced Services. We believe that our web-based offerings are the most comprehensive in the industry. Through these offerings we intend to both increase member satisfaction within our PBM services and enhance our operating efficiency. We also aim to facilitate the member retention and growth goals of our health plan sponsors by providing such plans with leading e-health web site development services and access to our e-health portals.

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

In response to customer demand for their own e-health solutions, we provide web development services for health plan sponsors, an e-health portal and an online drugstore. We develop e-health web portals for our customers by either co-branding our own e-health portal or creating a completely customized private-label web site on their behalf. Our corporate e-health portal, www.AdvancePCS.com, provides consumers a comprehensive source of health, wellness and medical information, including access to medical and drug encyclopedias, an extensive medical library, medication guides, diet and nutritional resources, information about diseases, pregnancy, child and elder care, current news articles about health care developments and related content.

Prescriber Connectivity. We are developing solutions to provide prescribers, principally physicians and their office staff, technology-based tools to automate prescribing and other day-to day activities. In 2001, we acquired the software code and other assets of iScribe. The iScribe solution has supplemented our efforts to develop mobile applications to deliver pharmacy benefit and prescribing information at the point of care. The iScribe system reduces the need for provider callbacks to pharmacies, provides protection against medication errors, simplifies the prescription renewal process, saves time and lowers costs for providers and health plans.

In February 2001, we began our investment in RxHub, a joint venture with Express Scripts and Medco Health Solutions, Inc. RxHub is building an electronic framework that will enable standardized communications through the prescription writing and delivery process and connect all parties in the delivery chain – physicians, pharmacies and PBMs. We believe that this connectivity will increase efficiency, reduce costs and improve patient safety. RxHub reported that in December 2002 over one million transactions were processed over its network.

Information Systems. Information technology systems are a critical part of our business. We maintain a number of separate, proprietary systems that are designed to efficiently support our specific departments, yet are compatible for electronic data interchange. Our information technology systems are highly scalable and run on a variety of platforms. We have an experienced systems staff of more than 650 employees. We maintain extensive preventative measures to protect against disaster, including redundancy in all aspects of processing, telecommunications and power sources.

As part of our integration efforts with PCS, we moved our Richardson, Texas data center into our Scottsdale, Arizona data center. Although we combined physical locations, we are continuing to maintain our separate data processing platforms in order to avoid customer disruptions associated with conversion. The Scottsdale, Arizona data center has received ISO 9002 certification from the International Organization for Standardization, the world’s foremost quality standards organization, and has also received an exceptional audit grade from registrars with the professional services firm, Deloitte & Touche LLP.

Suppliers. In April 2001, we entered into a three-year agreement with a wholesale distributor, Amerisource Bergen, to be our primary supplier of pharmaceuticals to our mail pharmacies. We believe our supplier arrangements are more than adequate and we maintain strong relationships with back-up wholesalers and suppliers. In addition, we believe alternative suppliers can be utilized without any disruptions. If a drug is not in our inventory, we can generally obtain it from either a primary or secondary supplier within one or two business days. We believe it would be relatively easy to switch from one supplier to another.

Acquisitions and Joint Ventures

During the last fiscal year, we completed two acquisitions. In February 2003, we acquired Priority Healthcare’s minority interest in AdvancePriority SpecialtyRx, the joint venture we had formed in 2001. AdvancePriority SpecialtyRx is now a wholly owned subsidiary and provides specialty pharmacy services to patients with specialized medical needs who require a higher level of pharmaceutical care, such as those who use injectable drugs or biotechnology products. We are relocating the operations from Lake Mary, Florida to our specialty pharmacy in Texas. In connection with this acquisition, we also entered into a services agreement with Priority Healthcare under which Priority Healthcare will continue to provide selected therapies to our patients.

In November 2002, we acquired Accordant, a disease management company that focuses on helping patients with 15 complex, chronic and progressive diseases including: seizure disorders, Parkinson’s, sickle cell anemia, CIDP, ALS (Lou Gehrig’s disease), rheumatoid arthritis, lupus, polymyositis, hemophilia, dermatomyositis, multiple sclerosis, myasthenia gravis, cystic fibrosis, scleroderma and gaucher disease. Accordant’s health plan customers engage Accordant to manage any number of these diseases for its members. Accordant assists members in managing their disease with the goal of reducing costly hospitalizations and emergency room visits. We now are in the process of integrating our specialty pharmacy offerings with the disease management programs offered by Accordant.

During the past five years, we have successfully completed and integrated the following ten acquisitions:

•	Innovative Medical Research, Inc., which conducts clinical trials and survey research for the pharmaceutical and managed care industries, in 1998;

•	Baumel-Eisner Neuromedical Institute, Inc., which conducts neurological and psychiatric clinical trials of investigational new drugs on behalf of the pharmaceutical industry, in 1998;

•	Foundation Health Pharmaceutical Services, the pharmacy benefit operations of Foundation Health Systems, Inc., now known as HealthNet, in 1999;

•	First Florida International, or FFI, which provides PBM services as well as unique direct-to-consumer capabilities, in 2000;

•	PCS Holding Corporation, which provides PBM services, in 2000;

•	TheraCom Inc. and its parent corporation, Dresing-Lierman, Inc., which provides specialty pharmacy services in the biotechnology arena, in 2001;

•	Consumer Health Interactive, Inc., or CHI, an internet health portal development company, in 2001;

•	iScribe software code and other assets relating to physician connectivity, in 2001;

•	Accordant, a disease management company that focuses on helping patients with complex, chronic and progressive diseases, in 2002; and

•	AdvancePriority SpecialtyRx (minority interest acquired from Priority), a provider of specialty pharmacy services to patients with specialized medical needs or who require a higher level of pharmaceutical care in 2003.

Competition

We compete with a number of national companies, including national PBMs, some of which are owned by health plans, retail pharmacies or pharmaceutical manufacturers (Medco Health Solutions, Inc., a subsidiary of Merck & Co., Inc., a pharmaceutical manufacturer, Express Scripts, Inc., and Caremark Rx, Inc.), insurers and managed care organizations, such as CIGNA Corporation and WellPoint Health Networks, Inc. that offer prescription benefit plans using their own pharmacy benefit management facilities, as well as local and regional PBMs, mail order pharmacies and claims processors. These competitors may possess purchasing and other advantages over us that could allow them to price competing services more aggressively than we can because of their market position, affiliations and other aspects of their businesses.

We believe that the primary competitive factors in the PBM industry include:

•	the size and financial strength of the company;

•	independence from pharmaceutical manufacturers, retail pharmacies and health plan sponsors;

•	the ability to reduce health plan sponsor costs by negotiating favorable rebates and volume discounts from pharmaceutical manufacturers and retail network pharmacies;

•	the quality, scope and costs of programs offered;

•	the ability to use clinical strategies to improve patient outcomes and reduce health care costs; and

•	customer service satisfaction.

Government Regulation

Various aspects of our business are governed by federal and state laws and regulations, and compliance is a significant operational requirement for us. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect our business. We cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care or the business of PBMs, or how existing laws may be interpreted. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business, profitability or growth prospects.

Among the federal and state laws and regulations that affect aspects of our business are the following:

Regulation of Confidentiality of Patient Identifiable Information. Government regulation of the use of patient identifiable information has grown substantially over the past several years and is likely to increase further in the future. Compliance with the privacy rule issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, was required by April 14, 2003. This rule applies to both electronic and paper records and imposes extensive requirements on the way in which covered entities (health care providers, health plans, and health care information clearinghouses and their business associates) use and disclose protected information. The rule gives patients significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, may use patient information without specific authorization for treatment, payment and health care operations. As a condition to participation in our pharmacy networks, we require retail pharmacies to certify as to their compliance with these rules at least annually. For all other uses or disclosures of protected information, the privacy rule requires all covered entities to obtain a written patient authorization. In most cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Sanctions for failing to comply with standards issued pursuant to

HIPAA include criminal penalties and civil sanctions. We have completed all implementation activities required to comply with the privacy regulations issued to date.

In February 2003, regulations were issued pursuant to HIPAA that govern the security of individually identifiable health information in addition to the privacy regulations previously required. These rules became effective April 21, 2003 and initial compliance is required by April 20, 2005. These security regulations impose additional administrative burdens on health care providers, health plans and their business associates, relating to the storage, utilization and transmission of health information.

In addition to the federal HIPAA standards, many states have enacted laws dealing with the use and disclosure of health information. Implementation and adaptations of business practices to these laws will likely continue to impose a significant burden on the healthcare industry this year. The state and Federal laws may vary widely, some relating to only certain types of information, others to only certain uses yet and others to only certain types of entities.

Many programs that we offer our health plan customers are information-based, utilizing aggregated and anonymous data, as well as patient-specific information, depending upon the needs of the customer. Government restrictions on the use of patient identifiable information could adversely affect our ability to promote formulary compliance and to conduct health improvement programs and outcomes studies, as well as our business growth strategy based on these programs. Even without new legislation, or alterations to the final federal HIPAA regulations, individual health plan sponsors could prohibit us from including their patients’ medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

Anti-Kickback Laws. Subject to certain exceptions and safe harbors, federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal health care program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal health care programs. Several states also have similar laws that apply anti-kickback prohibitions beyond services for which federal health care program payments may be made. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil sanctions and exclusion from participation in federal health care programs.

The federal anti-kickback statute has been interpreted broadly by courts, by the U. S. Department of Health and Human Service Office of Inspector General, or OIG, and by administrative bodies. Because of the federal statute’s broad scope, federal regulations establish some “safe harbors” from liability. Safe harbors exist for, among other things, certain properly reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations and certain managed care risk-sharing arrangements. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are “product conversion programs” in which benefits are given by pharmaceutical manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. These laws have been cited as a partial basis, along with the state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to physicians or pharmacists in connection with such programs.

On April 28, 2003, the OIG released its Compliance Program Guidance for Pharmaceutical Manufacturers, or HHS Guidance, aimed at advising pharmaceutical manufacturers on how to establish a compliance program that will ensure adherence to applicable laws and regulations. Included in the HHS Guidance is a discussion of certain areas of legal risk for pharmaceutical manufacturers that the government encourages manufacturers to consider in structuring their compliance programs. The HHS Guidance contains discussion of relationship between pharmaceutical manufactures and PBMs, including the negotiation of discounts rebates and administration fees, as well as formulary support activities. We believe that our business practices and our arrangements with pharmaceutical manufacturers are consistent with the HHS Guidance. We also maintain a compliance program designed to include the key compliance program elements described in the HHS Guidance. However, the OIG’s application of the principles underlying the anti-kickback statute is an ongoing process, and the government could challenge our program in the future. Moreover, if the industry perceives the HHS Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and health plans, may seek to alter the ways in which they conduct business with AdvancePCS and other PBMs.

We believe that we are in substantial compliance with the legal requirements imposed by the anti-kickback laws and regulations, and we believe that there are material differences between the drug-switching programs about which the OIG has raised concerns and the programs we offer to our customers. Moreover, we believe that our business model for the negotiation and handling of rebates and administrative fees is consistent with the principals that the OIG set forth in the HHS Guidance. To date, the government has not, to our knowledge, commenced enforcement actions under the anti-kickback statutes against PBMs with regard to their negotiation of discounts, rebates and administrative fees from drug manufacturers in connection with drug purchasing and formulary management programs, or their contractual agreements with pharmacies that participate in their networks or their relationships with their health plan customers.

Since 1998, the United States Attorney’s Office for the Eastern District of Pennsylvania has been investigating whether rebates and other payments made by pharmaceutical manufacturers to PBMs, or payments made by PBMs to retail pharmacies or others, may violate the anti-kickback laws or other federal laws. To date, no specific allegations or settlements have been made public. As part of this investigation, in November of 1999, PCS received a subpoena from the OIG requesting records and data about PCS’s programs. This investigation remains on-going and we have supplied the OIG documents and made employees available for interviews. The United States Attorney’s Office also has contacted some of the pharmaceutical manufacturers with which we have agreements and has asked these manufacturers to provide copies of documents relating to their agreements with us. Investigations also are being conducted with respect to other PBMs by the United States Attorney’s Office in Boston, Massachusetts and by various state attorneys.

At this time, we are unable to predict whether the government will commence any action against us. We believe that our programs and those programs of PCS prior to the acquisition comply with the requirements imposed by the anti-kickback laws and other applicable laws and regulations. See “Item 3. Legal Proceedings” and “Risk Factors—Risks Related to Our Industry” for more information regarding the OIG investigation.

ERISA Regulation. We have agreements to provide PBM services to a number of self-funded corporate health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which regulates employee pension and health and welfare benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. In past decisions, the United States Supreme Court and other federal courts have generally declined to extend fiduciary status to managed care organizations that contract with ERISA plans. However, future cases involving PBMs could be decided differently, and if we were deemed to be a fiduciary, we could potentially be subject to claims over benefit denials and claims for breaching fiduciary duties in connection with the services we provide to the plan. See “Item 3. Legal Proceedings” for a discussion of our current proceedings related to ERISA.

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

Consumer Protection Laws. Most states have consumer protection laws, which have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with drug switching programs. In addition, most states have enacted consumer protection laws relating to a wide range of managed health care activities, including provider contracting, member appeals and access to services and supplies. We believe that our contractual relationships and business practices are compliant with consumer protection laws. See “Item 3. Legal Proceedings” for a discussion of current proceedings related to these laws.

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

Direct Regulation of PBMs. Several states, have introduced legislation that would directly regulate PBMs, but to our knowledge, no state has passed such legislation. Several regulatory and quasi-regulatory bodies, such as the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy and the National Committee on Quality Assurance, have considered or are considering proposals to regulate PBMs and proposals to increase the regulation of certain PBM activities, such as formulary and utilization management and downstream risk assumption. Any action by these bodies may influence states to adopt legislation or establish industry standards of practice that could significantly impact our business, both directly as a PBM and indirectly through the impact on the pharmacy benefit services we are able to deliver on behalf of our health plan sponsors.

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

Network Access Legislation. A significant number of states have adopted some form of legislation affecting our ability to manage our retail pharmacy networks or to remove pharmacies from a network. These laws may require us, directly or through our health plan customers, to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation; these laws are sometimes referred to as “any willing provider” or “freedom of choice” laws. To date, we have not been materially affected by these statutes.

Legislation Affecting Plan Design. A number of states have begun to actively regulate the management of prescription drug benefits. Texas, California, New York and New Jersey have taken the lead proposing legislation on a wide range of issues affecting the delivery of pharmacy benefits. Many other states have followed, although they often focus on particular aspects of our business or the operations of our health plan customers. Some states have begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states prohibit insurers, HMOs and other health plans from requiring members to use mail pharmacies. Other states mandate coverage of certain benefits or conditions. These types of legislation generally do not apply to us, but may apply to some of our customers such as HMOs and insurers. If similar legislation were to become widespread and broad in scope, it could have the effect of limiting the ability of PBMs to achieve economic benefits through health benefit management services.

In addition, the National Association of Insurance Commissioners has developed a model law on drug formularies, currently known as the Health Carrier Prescription Benefit Management Model Act that is expected to be adopted at its annual meeting in June of 2003. If ultimately enacted by the states throughout the country, it may require less flexibility for health plans and PBMs. Among other things, the model law would address the disclosure of formulary information to health plan members, members’ access to non-preferred drugs and availability of an appeals process for members to use when coverage of a non-preferred drug is denied by the health plan or its designee. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

Legislation and Regulation Affecting Drug Prices. The federal Medicaid rebate statute provides that manufacturers must provide rebates to the program on all drugs purchased equivalent to the difference between the average price of the drugs and the best price at which the manufacturer sells the drugs to wholesalers. In addition, under the Federal Supply Schedule, the government seeks and obtains favorable pricing based on manufacturers’ commercial prices and sales practices. Some states have adopted legislation or regulations providing that a pharmacy participating in the state’s Medicaid program must give program patients the best price that the pharmacy makes available to any third party plan. These requirements are sometimes referred to as “most favored nation” payment systems. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Any such legislation, if enacted in any state, may adversely affect our ability to negotiate discounts from network pharmacies or manufacturers. Some manufacturers may view these laws and policies as a disincentive to provide discounts to private purchasers, such as our customers, which could adversely affect our ability to control plan costs.

A number of states also have bills pending for broad drug price controls that would extend price controls beyond the Medicaid program. Many of these bills impose maximum drug prices based on the Federal Supply Schedule and require that manufacturers and/or pharmacies extend this pricing to one or more segments of the state’s population, such as to all Medicare beneficiaries. If enacted, these bills could adversely affect our mail order pharmacy’s reimbursement rates, or otherwise discourage the use of the full range of our services by current or future customers. A number of states have begun to seek supplemental rebates from drug manufacturers, beyond those required by the federal Medicaid statute. Some of those states may utilize the services of PBMs to negotiate and administer these supplemental rebate programs.

A number of states introduced legislation to require state agencies that purchase prescription drugs to combine their purchasing activities under a single contract. If these programs are adopted, they could adversely impact our business if our agreements with individual state agencies are combined into one program. In addition, a number of states have introduced legislation supporting the use of non-profit PBMs to leverage their purchase volume for prescription drugs. To the extent that these programs are instituted successfully, they could adversely impact our business. The State of Maine adopted such a program, known as the Maine Rx program, through which the state would act as a bulk purchaser of drugs for its non-Medicaid population. The Maine Rx program has been challenged by several pharmaceutical manufacturers. On May 19, 2003, the United States Supreme Court rejected initial legal challenges to the Maine Rx program. While other legal steps remain, to the extent that this program is implemented, it could adversely impact our business in Maine and other states that may implement similar programs.

In 2000, Congress passed the Medicine Equity and Drug Safety Act of 2000, directing the FDA to promulgate regulations allowing pharmacists and drug wholesalers to reimport approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. The purpose of the law was to enable United States citizens to purchase drugs at prices comparable to lower prices charged for such medicines in other countries. In December 2000, HHS notified the president that it would not seek the necessary funding to implement the law, since HHS believed it was too flawed as written to be effective. The Secretary of HHS in the Bush Administration has put his review of this policy on hold. New legislative proposals to permit reimportation have been introduced in Congress and a house Government Reform subcommittee has held hearings on the issue in 2003. Whether and how such a policy will ultimately be implemented through law or regulations is unclear. It may offer PBMs opportunities to reduce costs, but faces substantial opposition from the prescription drug industry. The ultimate effect of the legislation on our business is not known at this point.

Recently, the federal and state governments have increased their attention to how drug manufacturers develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to many payment formulas is Average Wholesale Price, or AWP. AWP is a standard pricing measure used throughout the pharmaceutical industry and by us as a basis for calculating drug prices under contracts with health plans, pharmacies and pharmaceutical manufacturers. Various federal and state Medicaid agencies and other enforcement officials are investigating the effects of the pharmaceuticals industry’s pricing practices, such as the method for calculating AWP.

Proposals have also been made to change the AWP standard and implement other pricing reform measures for federal programs. These proposed changes and other legislative or regulatory adjustments to the Medicare and Medicaid drug reimbursement programs, if implemented, could significantly affect our ability to negotiate discounts with pharmaceutical manufacturers. In addition, it may affect our relations with pharmacies and health plans. In some circumstances, they might also impact the reimbursement that our mail order pharmacy receives from managed care organizations that contract with government health programs to provide prescription drug benefits. Furthermore, private payors may choose to follow the federal and state governments’ example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts.

In March 2002, the Senate Finance Committee held a hearing on Medicare outpatient drug pricing, at which the OIG stated that its studies have consistently found that Medicare pays too much for prescription drugs. The CMS Administrator announced his intention to take action to change Medicare drug pricing policy. As an interim step, in December 2002 CMS announced that it was establishing a new “single drug pricer” to eliminate differences among fiscal intermediaries in payment amounts for certain Medicare-covered drugs (but not including drugs billed to durable medical equipment regional carriers, such as home infusion drugs, and certain other drugs). The new, unified rates went into effect January 1, 2003. Some members of Congress have also expressed an interest in changing the Medicare reimbursement formula as part of a pending Medicare prescription drug benefit legislation.

In January of 2001, Bayer Corporation, or Bayer, entered into a $14 million settlement with the Department of Justice regarding a qui tam suit that alleged that Bayer had artificially inflated the average wholesale price that it reported to government health care programs. In addition, Bayer agreed to report new pricing information, the “average sale price”, to government health care programs, which is calculated differently from the average wholesale price. In October of 2001, TAP Pharmaceuticals agreed to pay the government $875 million for a range of alleged misconduct, including inflation of AWP, and encouraging physicians to maximize their profits by exploiting the “spread” between acquisition costs and the AWP-based Medicare reimbursement. In 2002, a consolidated class action lawsuit against the large pharmaceutical manufacturers was filed in federal court in Massachusetts, asserting that they fraudulently manipulated the AWP, resulting in higher premiums and co-payments for consumers. In May of 2003, the court dismissed a portion of the suit, but the litigation will likely continue on specific issues.

In addition, in 2002, an action was filed in California against the nation’s four largest PBMs, including AdvancePCS, asserting that they took advantage of the difference between AWPs and acquisition costs to achieve profits for themselves, resulting in higher premiums and co-payments for consumers. This litigation is in preliminary stages, and the PBMs will defend the action. In light of the increased focus on calculation of AWP, AdvancePCS’s private plan customers may opt to rely on different data and demand similar calculations from manufacturers. To the extent that they do, our ability to negotiate rebates with manufacturers could be negatively impacted.

Medicare Prescription Drug Benefit. Medicare reimbursement and coverage of prescription drugs continues to be actively debated in Congress. Medicare currently offers a very limited outpatient prescription drug benefit. Several legislative proposals are under consideration in Congress to provide Medicare recipients with broader outpatient drug benefits administered in both a fee for service and Medicare + Choice type offering. It is possible that PBMs would be involved in administering the benefit through one or both of these options. The proposals also include implementing a Medicare sponsored drug discount card programs administered through PBMs and other vendors as a transitional program to the expanded Medicare drug coverage. Moreover, many states have established or are considering establishing or expanding state drug assistance programs that would increase access to drugs by those currently without coverage.

Recent developments in Congress appear to indicate that some form of Medicare prescription drug benefit is likely to be adopted. However, significant uncertainty remains as to the exact structure and delivery of a funded benefit, as well as whether or not a Medicare drug discount card program will be included. We cannot assess at this stage whether or how we may participate in any program, not how such programs, if enacted, will impact drug costs, our business or our profitability.

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

ERISA Preemption. Many of the state laws described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and we provide services to certain customers that are not subject to ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Therefore, compliance with state laws and regulations is a significant operational requirement for us and increased state regulation could limit our flexibility to adopt alternative and novel fee arrangements with our customers.

FDA Regulation. The U.S. Food and Drug Administration, or FDA, generally has authority under the Federal Food, Drug and Cosmetic Act, or FDCA, to regulate drug promotional materials that are disseminated “by or on behalf” of a pharmaceutical manufacturer. In its 1998 Draft guidance for industry, the FDA purported to have the authority to hold pharmaceutical manufacturers responsible for the promotional activities of certain PBMs. In the fall of 1998, after receiving comments to the draft, the FDA withdrew the guidance and stated that it would reconsider the basis for its issuance. To date, the FDA has not taken any further action on the issue. However, there is no assurance that it will not re-examine the issue and seek to assert the authority to regulate the communications of such PBMs.

The FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor’s or clinical investigator’s obligations related to the study of the drug. We believe that we meet our regulatory responsibilities with regard to our involvement in clinical trials. However, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. We can provide no assurance that the FDA will not at some point consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us.

Mail Pharmacy Regulation. Our mail pharmacy operation, including our online pharmacy, distributes drugs throughout the United States. Our fulfillment centers are presently located in Fort Worth, Texas, Birmingham, Alabama and Wilkes-Barre, Pennsylvania. We are licensed by the United States, Texas, Alabama and Pennsylvania authorities to do business as a pharmacy and to deliver controlled substances. Many of the states into which we deliver pharmaceuticals and controlled substances have laws and regulations that require out-of-state mail service pharmacies to register with that state’s board of pharmacy, or similar regulatory body, in order to mail drugs into the state. We have registered in every state that, to our knowledge, requires such registration. In addition, some states require out-of-state mail service pharmacies to have a pharmacist at the mail order location that is licensed in the state to which the drugs are shipped, as well as meeting other standards. To the extent that such laws or regulations are applicable to us, we believe that we are in compliance.

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

Regulation of Disease Management Programs. Our disease management programs are affected by many of the same types of state laws and regulations as our other activities. All states regulate the practice of medicine and nursing. Accordant employs approximately 100 nurses in its disease management operations. All of these nurses maintain nursing licenses in one or more states. As to our broader disease management services, we do not believe our programs constitute either the practice of medicine or the practice of nursing. However, there can be no assurance that a regulatory agency in one or more states may not assert a contrary position, and we are not aware of any controlling legal precedent for services of this kind.

Employees

On March 31, 2003, we had approximately 6,500 employees, including approximately 600 pharmacists and 15 doctors. None of our employees are represented by a labor union. In the opinion of management, we have good relationships with our employees.

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

Company Information

Address and Availability of Information. Our principal executive offices are located at 750 West John Carpenter Freeway, Suite 1200, Irving, Texas 75039. Our telephone number is (469) 524-4700 and our web site is www.advancepcs.com. We make available through our web-site, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (when applicable) and other filings with the SEC. In addition, the SEC maintains its web site, www.sec.gov that contains reports, proxy and information statements and other information regarding issuers filing electronically, including us.

Code of Ethics. We have adopted a code of ethics, the “AdvancePCS Guide for Business Conduct,” that applies to all of our directors and employees, including our Chief Executive Officer and senior financial and accounting officers. In addition to other matters, this Guide for Business Conduct establishes our standards designed to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations and prompt internal reporting violations of the code. We also have a Business Practices and Compliance Department charged with the day-to-day responsibility to administer our entire ethics and compliance program, which includes our Guide for Business Conduct, HIPAA compliance, fair employment practices and other legal compliance programs. Our Chief Compliance Officer reports quarterly to the Audit Committee of the Board of Directors and our Compliance Committee, which is a committee comprised of our Chief Executive Officer and three other member of senior management, and reports annually to the entire Board of Directors. On or about August 1, 2003, a copy of the AdvancePCS Guide for Business Conduct will be available at www.advancepcs.com. We intend to post all amendments to this code of ethics and any waivers granted from the code to any director, the Chief Executive Officer or a senior finance or accounting officers at our web-site, www.advancepcs.com.

RISK FACTORS

Risks Related to Our Business

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. If we do not compete effectively, our business, profitability and growth prospects could suffer. Our competitors include profitable and well-established companies that have significant financial, marketing and other resources. Some of our competitors in the PBM business are owned by profitable and well-established pharmaceutical manufacturers or national retail pharmacy chains, which may give them purchasing power and other advantages over us by virtue of their ownership structure and enable them to succeed in taking away some of our customers. Further consolidation within the PBM industry, as well as the acquisition of any of our competitors by larger companies, may also lead to increased competition.

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

We depend on a limited number of large health plan sponsors for a significant portion of our consolidated revenues. Five customers generated approximately 36.8% of the claims we processed in fiscal year 2003. Our business, profitability and growth prospects could suffer if we were to lose one or more of our significant health plan sponsors.

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

We have contractual relationships with numerous pharmaceutical manufacturers that pay us rebates on behalf of our health plan sponsors based on use of selected drugs by their members, as well as fees for other programs and services. We believe our business, profitability and growth prospects could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services; or

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services.

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be altered if the use of newly approved, brand name drugs added to formularies, which are on the lists of preferred prescription drugs covered by a health plan, does not offset any decline in use of brand name drugs whose patents expire.

If we lose pharmacy network affiliations, our business, profitability and growth prospects could suffer.

Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, our members’ access to retail pharmacies and our business and profitability could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships with PBMs in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains could have material adverse effects on our relationships with these retail pharmacy chains and on our business, profitability and growth prospects.

Failure to continue to develop or acquire new products, services and technologies could adversely affect our business, profitability and growth prospects.

We continually develop new products and services to assist our customers in managing their costs and improving the health of their members. If we are unsuccessful in continuing to develop innovative products and services, our ability to attract new customers and retain existing customers may suffer. If our product development strategies are not successful, our business, profitability and growth prospects could suffer. Historically, we have experienced increases in expenses when developing new products. We anticipate that we will need to expend significant resources to develop or acquire new products and services in the future, which may adversely impact our profitability.

If we are unable to manage potential problems and risks related to future acquisitions and alliances, our business, profitability and growth prospects could suffer.

Part of our growth strategy includes acquisitions and alliances involving complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such future acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to continue to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify acquisition or alliance prospects and negotiate and close transactions. Even if we complete future acquisitions or alliances:

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

Our business has grown rapidly in the last nine years in part due to our acquisitions, with total revenues increasing from approximately $64.4 million in fiscal year 1995 to $14.1 billion in fiscal year 2003. If we continue to grow rapidly, we will need to hire additional senior and line management, increase our investment in employee recruitment, training and retention and expand our information processing and financing control systems. Our future operating results will depend in part on the ability of our officers and other key employees to continue to recruit, train, retain and effectively manage our employees as well as to improve our operations, customer support and financial control systems. Our future growth will also depend on our ability to access capital. If we are unable to finance continued growth, manage future expansion successfully or hire and retain the personnel needed to manage our business successfully, then our business, profitability and growth prospects could suffer.

If we lose key employees on whom we depend, in particular our chairman, president and chief executive officer, David D. Halbert, our business could suffer.

We believe that our continued success will depend to a significant extent upon retaining the services of our senior management. Our business could be materially and adversely affected if we lose the services of Mr. David D. Halbert, our chairman of the board, president and chief executive officer, or other persons in senior management, because we would lose the strategic direction and experience that these officers contribute, as well as the benefits of their relationships with customers, pharmaceutical manufacturers and stockholders. Except as limited by their employment agreements, any of our senior management could seek other employment at any time. We do not currently have “key-person” life insurance policies on any of our employees. We did, however, purchase certain life insurance policies that are used to fund our obligations under our Deferred Compensation Plan. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

Our debt covenants and obligations could limit management discretion and harm our business, financial condition and results of operations.

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

The indenture governing our senior notes contains similar restrictive covenants. In addition, under our credit facility, we are required to satisfy a minimum fixed charge coverage ratio, a maximum total leverage ratio and a minimum interest coverage ratio. A breach of any agreements governing our debt would permit the acceleration of the related debt, which could harm our business, profitability and growth prospects. These restrictions may place us at a disadvantage compared to our competitors that have fewer restrictive covenants and are not required to operate under such restrictions.

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

A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur defense costs or face negative publicity could have a material adverse effect on our liquidity, our reputation in the industry and our ability to attract and retain customers. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

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

As a result of our acquisition of PCS, Joseph Littlejohn & Levy Fund III, L.P. and certain other investors, collectively referred to as JLL, received shares of Series A preferred stock. The Series A preferred stock was convertible into Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. JLL has converted all of its shares of Series A preferred stock into our Class B common stock. As a holder of Class B common stock JLL is entitled to designate two of our directors and we cannot take certain actions without their consent. Assuming conversion of all its shares of Class B common stock into Class A common stock, JLL would beneficially own approximately 14.2% of Class A common stock. Accordingly, JLL may be able to substantially influence the outcome of stockholder votes and otherwise have influence over our business. The interests of JLL may differ from interests of other stockholders.

Risks could arise due to Arthur Andersen LLP being our past auditors

Arthur Andersen LLP audited our financial statements included in this report for the year ended March 31, 2001. We can provide no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in those financial statements.

Arthur Andersen LLP consented to the inclusion of their report in the annual reports and registration statements we filed prior to January 31, 2002. Should we seek to access the public capital markets, Securities and Exchange Commission, or the SEC, rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending March 31, 2004 become available, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time, if for any reason the SEC ceases accepting financial statements audited by Arthur Andersen LLP, we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the year ended March 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if our annual financial statements for 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC’s requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

Our ability to access the capital markets and engage in certain transactions is impeded because of on-going discussions with the Securities and Exchange Commission.

We are in discussions with the Staff of the SEC concerning whether and to what extent we need to provide for certain past periods, under Rule 3-10(f) of Regulation S-X, a footnote containing certain condensed consolidating audited and/or unaudited financial information in separate columns for AdvancePCS and its guarantor and non-guarantor subsidiaries with respect to our public debt. The Staff of the SEC has advised us that until this issue is resolved, the Staff will not declare effective any registration statements or post-effective amendments to registration statements. We are also restricted from making offerings under effective registration statements or under Rules 505 and 506 of Regulation D of the Securities Act of 1933 to any purchases that are not accredited investors under Rule 501(a) of Regulation D. We are not restricted from issuing securities upon the exercise of outstanding warrants or options or pursuant to employee benefit plans. Additionally, the restriction does not apply to transactions involving secondary offering or sales of securities under Rule 144. This could impede our ability to access capital markets and to engage in certain transactions. There can be no assurance as to the outcome of the Company’s discussions with the SEC.

Our ability to access the capital markets and engage in certain transactions is impeded because of on-going discussions with the Securities and Exchange Commission.

We are in discussions with the Staff of the SEC to determine the extent to which earlier periods may need to be augmented with audited and/or unaudited disaggregated footnote information under Rule 3-10(f) of Regulation S-X. The Staff of the SEC has advised us that until this issue is resolved, the Staff will not declare effective any registration statements or post-effective amendments to registration statements. We are also restricted from making offerings under effective registration statements or under Rules 505 and 506 of Regulation D of the Securities Act of 1933 to any purchases that are not accredited investors under Rule 501(a) of Regulation D. (We are not restricted from issuing securities upon the exercise of outstanding warrants or options or pursuant to employee benefit plans. Additionally, the restriction does not apply to transactions involving secondary offering or sales of securities under Rule 144.) This could impede our ability to access capital markets and to engage in certain transactions. There can be no assurance as to the outcome of our discussions with the SEC.

Risks Related to Our Industry

There are several ongoing investigations of PBMs being conducted by federal and state agencies under federal and state anti-kickback and false claims statutes. Prior to our acquisition of PCS, PCS received a subpoena from the Department of Health and Human Services OIG in connection with an industry-wide investigation. The OIG has since sought information about AdvancePCS as well. Although there have been no cases filed against us, we could be subject to scrutiny, investigation or challenge under federal or state anti-kickback and false claims, or other laws, which could cause our business, profitability and growth prospects to suffer.

Federal anti-kickback laws generally prohibit the receipt or solicitation of payment in return for purchasing or ordering, or arranging for or recommending the purchasing or ordering of, items and services reimbursable by federal health care programs. Some states have similar laws that apply across all payors. To date, these laws have not been applied to prohibit the types of business arrangements we have with pharmaceutical manufacturers, health plan sponsors or retail pharmacies. However, courts and enforcement authorities that administer the anti-kickback laws have historically interpreted these laws broadly. Currently investigations involving the industry and other PBMs are being conducted by the federal and state attorney’s offices.

In November 1999, PCS received a subpoena issued by the OIG requesting the production of certain documents regarding PCS’ programs and how they operate. We understand that this subpoena was issued in connection with an industry-wide investigation. The investigation was instigated and is being pursued by the United States Attorney’s Office for the Eastern District of Pennsylvania, which indicated an intention to review PBMs’ programs in light of anti-kickback and other laws and regulations. Specifically, the focus of the investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies; PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs; and payments made by PBMs to retail pharmacies in connection with therapeutic intervention activity. The United States Attorney’s Office also contacted some of the pharmaceutical manufacturers with which we have agreements and asked these manufacturers to provide copies of documents relating to their agreements with us. The United States Attorney General also issued CIDs, seeking to compel the depositions of eight of our current and former employees. In September 2002, the District Court entered an order holding in abeyance, pending good faith efforts to reach a mutual resolution of the outstanding discovery issues, both our disputes with the OIG regarding the scope and enforcement of the subpoena and the issuance of the CIDs. Since entry of that order, AdvancePCS has provided documents responsive to the subpoena, as well as to supplemental requests made by the government and facilitated interviews in lieu of the CIDs. The government recently requested the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding our arrangements with retail pharmacies. We are cooperating with the government and we have produced some additional documents and intend to continue to work with the OIG to facilitate the production of further documents and arrange further interviews.

It is not possible to predict the outcome of this investigation, or any other investigation being conducted by other agencies or against other PBMs, or whether the government will commence any action challenging any of our programs and practices. We believe that our programs, including those prior to the acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Nevertheless, as a result of this investigation, we could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause our business, profitability and growth prospects to suffer materially.

If legislative or regulatory initiatives restrict our ability to use patient identifiable medical information, our clinical programs and our business growth strategy based on these services could suffer.

Through our health improvement programs, we help our health plan sponsor customers identify individuals who will most benefit from our programs. Governmental restrictions on the use of patient identifiable information may adversely affect our ability to conduct health improvement programs and medical outcome studies and could adversely affect our growth strategy based on these programs. Laws and regulations have been enacted on the Federal and state levels, to restrict the use and disclosure of patient identifiable medical information. Additional legislation could be enacted in the future that severely restricts or prohibits our use of patient identifiable information, which could harm our business, profitability and growth prospects.

The privacy regulations, due to their complex and controversial nature, may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect. Moreover, HIPAA implementation is in its early phases and the healthcare industry is just beginning to adapt its practices to these requirements. We cannot at this time predict with specificity what impact the HIPAA privacy or security rules may have on us. However, they will likely increase our burden of regulatory compliance with respect to our health improvement programs and other information-based products and may reduce the amount of information we may use if patients do not consent to such use. Even without new legislation and regardless of the final federal HIPAA regulations, individual health plans could prohibit us from including their patient’s medical information in our various medical databases. They could also prohibit us from offering services that involve the compilation of such information. There can be no assurance that the restrictions and duties imposed by the HIPAA privacy and security rules will not materially impact our ability to offer new and existing products and services, such as certain health improvement programs and other clinical programs to our customers, thereby reducing our profitability and growth prospects.

If we are ever deemed to be a fiduciary of a health benefit plan governed by ERISA, we could be subject to claims for benefit denials and liability for breach of fiduciary duty.

We have agreements to provide PBM services to a number of self-funded corporate health plans. These plans are subject to the ERISA, which regulates employee pension and health and welfare benefit plans. We believe that our activities are sufficiently limited that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA. Our agreements with our self-funded corporate plan customers state that we are not the fiduciary of the plan. However, the U.S. Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. If we were deemed to be a fiduciary, we could potentially be subject to claims relating to benefit denials and claims for breaching fiduciary duties in connection with the services we provide to the plan.

We are a party to several lawsuits alleging that we act as an ERISA fiduciary and that we have breached certain fiduciary obligations under ERISA. We do not believe that we act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. We also believe that, in any event, our business practices are in compliance with ERISA. The lawsuits each seek unspecified monetary damages and injunctive relief. Although the ultimate outcome is uncertain, an adverse determination could potentially cause changes to our business practices with respect to formularies, preferred drug listings, rebates, and intervention programs, potentially reducing our profitability and growth prospects. We have denied all allegations of wrongdoing and we are vigorously defending these suits.

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

During the past several years, the United States health care industry has been subject to an increase in governmental regulation and legislation, on both the federal and state level. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state governmental levels. Congress is considering proposals to change Medicare drug coverage and reimbursement policies and many states are considering proposals to provide or expand drug assistance programs. Some states have begun to seek supplemental Medicaid rebates from drug manufacturers, beyond those required by the federal Medicaid statute. Both Congress and the states are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by certain states to date vary greatly and the extent to which future legislation may be enacted is uncertain. We cannot predict what effect, if any; pending proposals if enacted might have on our business, profitability and growth prospects. However, these initiatives could greatly impact the managed care and pharmaceutical industries and, therefore, could have a material adverse impact on our business, profitability and growth prospects.

In addition, several legislative proposals are under consideration in Congress to provide Medicare recipients with expanded outpatient drug benefits through the use of PBMs. While we believe that a Medicare prescription drug benefit could provide us with new business opportunities, the structure of such a program could also have a material adverse impact on our business, profitability and growth prospects.

Several states, have introduced legislation that would directly regulate PBMs, but to our knowledge, no state has passed such legislation. Several regulatory and quasi-regulatory bodies, such as the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy and the National Committee on Quality Assurance, have considered or are considering proposals to regulate PBMs and proposals to increase the regulation of certain PBM activities, such as formulary and utilization management and downstream risk assumption. Any action by these bodies may influence states to adopt legislation or establish industry standards of practice that could significantly impact our business, both directly as a PBM and indirectly through the impact on the pharmacy benefit services we are able to deliver on behalf of our health plan sponsors.

There is great attention being paid to the pricing of prescription drug products and how they are reimbursed by government programs. Pharmaceutical manufacturers have settled lawsuits brought by Federal and state governments asserting that they inappropriately calculated drug prices used by Federal healthcare programs. In addition, a number of class action lawsuits have been filed against various pharmaceutical manufacturers. These cases generally allege that for certain drugs, the manufacturers inflated the average wholesale prices upon which some federal health care programs based reimbursement to physicians and pharmacists, resulting in higher premiums and co-payments for consumers. In 2002, most of these cases were consolidated for pretrial proceedings in one federal court in Massachusetts. In May of 2003, the court dismissed a portion of the suit, but the litigation will likely continue on specific issues. In addition, in 2003, an action was filed in California against the nation’s four largest PBMs, including AdvancePCS, asserting that they took advantage of the difference between drugs’ AWP and actual acquisition costs to achieve profits for themselves, resulting in higher premiums and co-payments for consumers. As discussed in more detail in Item 3. “Legal Proceedings,” the litigation is in preliminary stages, and the PBMs will defend the action.

Legislative and regulatory proposals have been put forward that would alter the calculation of drug prices for federal programs and likely reduce expenditures. For instance, in December 2002 the Centers for Medicare & Medicaid Services, or CMS, announced that it was establishing a new “single drug pricer” to eliminate differences among fiscal intermediaries in payment amounts for certain Medicare-covered drugs (but not including drugs billed to durable medical equipment regional carriers, such as home infusion drugs, and certain other drugs). The new, unified rates went into effect January 1, 2003. In addition, on May 15, 2003, the U.S. Senate approved an amendment that would limit reimbursement for drugs currently covered by Medicare. The House of Representatives has not voted on a similar payment change during the current Congress, although it could do so if and when it takes up Medicare legislation later this year. Other pending proposals may increase governmental involvement in health care and health benefit management services and otherwise change the way our customers do business. Health care organizations may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our health improvement services and manufacturers may react by reducing rebates or reducing supplies of certain products, which would materially harm our business, profitability and growth prospects.

If government laws or regulations relating to the financial relationships between PBMs and pharmaceutical manufacturers are interpreted and enforced in a manner adverse to our PBM and health improvement programs, we may be subject to enforcement actions and our business operations could be materially limited.

In January 1998, the FDA issued a Draft Guidance for Industry regarding the regulation of activities of PBMs that are directly or indirectly controlled by pharmaceutical manufacturers. The agency withdrew the Draft Guidance in the fall of 1998 and to date, has not taken any further action. Although it appears that the FDA has changed its position regarding regulation of communications by PBMs, there is no assurance that it will not re-examine the issue and seek to assert the authority to regulate the communications of such PBMs.

On April 28, 2003, the U.S. Department of Health and Human Services OIG released its Compliance Program Guidance for Pharmaceutical Manufacturers (HHS Guidance) aimed at advising pharmaceutical manufacturers on how to establish a compliance program that will ensure adherence to applicable laws and regulations. Included in the HHS Guidance is a discussion of certain areas of legal risk for pharmaceutical manufacturers that the government encourages manufacturers to consider in structuring their compliance programs. The HHS Guidance contains discussion of relationship between pharmaceutical manufactures and PBMs, including the negotiation of discounts, rebates and administration fees, as well as formulary support activities. We believe that our business practices and our arrangements with pharmaceutical manufacturers satisfy the intent of the HHS Guidance. We also maintain a compliance program designed to include the key compliance program elements described in the HHS Guidance. However, the OIG’s application of the principles underlying the anti-kickback statute is an ongoing process, and the government could challenge our program in the future. Moreover, if the industry perceives the HHS Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and health plans may seek to alter the ways in which they conduct business with AdvancePCS and other PBMs.

Proposals to provide Medicare recipients outpatient drug benefits through the use of PBMs could make the prescription drug benefits we offer less valuable to seniors, reduce the total market for PBM services or require us to adopt a new business model for Medicare business.

The current federal Medicare program provides comprehensive medical benefits for individuals age 65 or over, but currently covers only a few outpatient prescription drugs. Various proposed changes to the Medicare program under consideration in Congress would result in at least partial coverage for prescription drugs and some contemplate the use of PBMs in providing those benefits. While recent developments in Congress appear to indicate that some form of Medicare drug benefit is likely to be adopted, significant uncertainty remains as to the exact structure and how a funded benefit will be delivered. We cannot assess at this stage whether or how we may participate in any program nor how such a program, if enacted, will impact our costs, our business or our profitability. However, if we do participate in such a program, depending upon its design, our business could be adversely affected, especially if such a program requires us to adopt a different business model for the program.

Some of our customers sell medical policies to seniors that provide a prescription drug benefit that we administer. Other clients provide prescription drug benefits to their retirees. Depending upon the Medicare benefit plan that is ultimately adopted, a Medicare prescription drug benefit could make these policies or plans less valuable to seniors and reduce the total market for PBM services. The adverse effects of these legislative proposals may outweigh any opportunities for new business generated by the new benefit.

If government laws or regulations are enacted, interpreted or enforced in a manner adverse to our clinical research programs, we may be subject to administrative enforcement actions, as well as civil and criminal liability.

We assist pharmaceutical manufacturers in conducting clinical trials for new drugs, or for new uses for existing drugs. The conduct of clinical trials is regulated by the FDA under the authority of the Federal Food, Drug and Cosmetic Act and the related regulations. Oversight of clinical trials has received increasing scrutiny in recent years. Because the interpretation and enforcement of these laws and regulations relating to the conduct of clinical trials is uncertain, the FDA may consider our compliance efforts to be inadequate and initiate administrative enforcement actions against us, as well as civil and criminal liability. If we fail to successfully defend against an administrative enforcement action, it could result in an administrative order suspending, restricting or eliminating our ability to participate in the clinical trial process.

As a consequence of the severe penalties we and our employees potentially could face, we must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we substantially comply with all existing statutes and regulations material to the operation of our business, regulatory authorities may disagree and initiate enforcement or other actions against us. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or provide assurances that we will be able to obtain or maintain the regulatory approvals required to operate our business.

ITEM 2.	PROPERTIES

Our existing facilities consist of approximately 1.3 million square feet, of which we own 150,400 square feet and lease the remainder. The monthly lease payments were approximately $1.6 million in the month of March 2003. The following table sets forth information with respect to our principal facilities.

Facility	Location	Approximate Square Footage	Lease/Own
Corporate Headquarters	Irving, Texas	130,658	Lease
Operations Center	Scottsdale, Arizona	354,888	Lease
Call Center	Scottsdale, Arizona	53,762	Lease
Call Center	Richardson, Texas	52,000	Lease
Call Center	Mather, California	42,395	Lease
Call Center	Knoxville, Tennessee	59,748	Lease
Clinical Services	Bloomington, Minnesota	45,332	Lease
Clinical Services	Hunt Valley, Maryland	40,635	Lease
Mail Service Pharmacy	Birmingham, Alabama	112,000	Own
Mail Service Pharmacy	Fort Worth, Texas	93,764	Lease
Mail Service Pharmacy	Wilkes-Barre, Pennsylvania	160,000	Lease
Specialty Pharmacy	Bethesda, Maryland	24,651	Lease
Specialty Pharmacy	Richardson, Texas	38,400	Own
e-Solutions	Richardson, Texas	48,312	Lease
e-Solutions	San Francisco, California	4,394	Lease
Accordant Health Services	Greensboro, North Carolina	23,490	Lease

In addition, we have several other facilities throughout the United States that we use for sales offices, clinics, data services and other corporate purposes. We believe our facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL	PROCEEDINGS

In November 1999, PCS Health Systems, Inc., or PCS, a subsidiary of PCS Holding Corporation, which was acquired by us in October 2000, received a subpoena from the Department of Health and Human Services OIG requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is ongoing and being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation appears to involve a review of the practices of pharmacy benefit management companies, or PBMs, under federal anti-kickback statutes and other laws and regulations. Specifically, the focus of the investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs, and payments made by PBMs to retail pharmacies in connection with therapeutic intervention activity. We provided documents responsive to the subpoena. The United States Attorney’s Office also contacted some of the pharmaceutical manufacturers with which we have agreements and has asked them to provide copies of documents relating to their agreements with us. The United States Attorney General also issued Civil Investigative Demands, or CIDs, seeking to compel the depositions of eight of our current and former employees.

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both our dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the issuance of the CIDs. Since entry of that order we have reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government recently requested the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding our arrangements with retail pharmacies. We continue to cooperate with the OIG. We already have produced certain requested materials and we intend to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of our programs and practices. We believe that our programs, including those prior to the PCS acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor United States Attorney has filed any actions or claims against us nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, we could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause our business, profitability and growth prospects to suffer materially.

In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is a fiduciary, as that term is defined in the Employee Retirement Income Security Act, or ERISA, and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, plaintiffs allege that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. We believe that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA as alleged in the complaint. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings, intervention programs, and rebates, potentially reducing our profitability and growth prospects. A class of plaintiffs has not yet been certified and we have opposed such certification. We have denied all allegations of wrongdoing and are vigorously defending this suit.

We are also a party to the following lawsuits, each filed by the same counsel for different plaintiffs in the United States District Court in Arizona, that allege that we act as an ERISA fiduciary and that we have breached certain fiduciary obligations under ERISA.

•	Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, was a class action filed on or about December 17, 2001. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan.

•	Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS is a class action that was served on or about April 19, 2002. The case purports to be brought on behalf of a class of self-funded health plans; however, a class has not been certified and we will oppose such certification. On about March 31, 2003, we were served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purports to be brought as a class action on behalf of self-funded plans we moved to consolidate the Glanton and Mackner cases. On May 14, 2003, the United States District Court consolidated Mackner into Glanton.

As to all the Arizona ERISA cases, we believe that we do not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. We believe that, in any event, our business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

We were served as a defendant in two California state court cases in 2003, one of which was brought by the same plaintiff’s counsel that represents the plaintiffs in the Arizona ERISA cases. One was filed on or about March 17, 2003 in Los Angeles County Superior Court (American Federation of State, County & Municipal Employees (“AFSCME”) v. AdvancePCS, et al., case number BC292227) against us and other leading PBMs. The other was filed on or about March 26, 2003 in Alameda County Superior Court against us and several other defendants (Irwin v. AdvancePCS, et al., case number RG03088693) and is styled as a class action brought on behalf of a class of all public employees that participate in non-ERISA prescription drug benefit plans; however, a class has not been certified and we will oppose such certification. These two California cases allegedly involve non-ERISA plans and make the same general allegations of wrongdoing as made in the Arizona ERISA actions but are brought under California’s Unfair Competition Law rather than ERISA. Since the two California actions are related, we will seek to have them coordinated.

Although the ultimate outcome in these Arizona ERISA and California non-ERISA cases is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings, rebates, and intervention programs, potentially reducing our profitability and growth prospects. We have denied all allegations of wrongdoing and are vigorously defending these suits.

On December 17, 2001, AARP and United Healthcare Insurance Co., or United, filed a multi-count complaint against us in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against us for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that we created confusion among certain AARP members and pharmacists through the launch of our prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. We moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. We appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In April 2003, AARP and United amended their complaint to include a punitive damages allegation. We have denied AARP and United’s allegations, moved to dismiss the complaint and are vigorously defending this matter. In addition, in May 2003 we amended our answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of our prescription drug discount program. Discovery in connection with these claims is ongoing.

In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been traded on the Nasdaq National Market under the symbol ADVP since our initial public offering on October 8, 1996. The following table sets forth the range of quarterly high and low sales prices per share of our Class A common stock as quoted on the Nasdaq National Market. On October 1, 2001, we announced a two-for-one stock split, affected in the form of a stock dividend of our common stock. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split.

	High	Low
Fiscal year ended March 31, 2001:
First Quarter	$11.32	$4.75
Second Quarter	21.10	9.50
Third Quarter	25.82	14.82
Fourth Quarter	29.63	14.50

Fiscal year ended March 31, 2002:
First Quarter	$34.30	$25.30
Second Quarter	38.23	26.90
Third Quarter	40.15	25.03
Fourth Quarter	33.69	26.60

Fiscal year ended March 31, 2003:
First Quarter	$35.17	$21.05
Second Quarter	24.32	15.50
Third Quarter	27.95	17.68
Fourth Quarter	30.06	21.80

On March 31, 2003, there were approximately 23,000 beneficial owners, based on our most recent mailing to stockholders, of our Class A common stock represented by 136 holders of record.

We have never paid any cash dividends on our Class A common stock and do not expect to pay cash dividends in the foreseeable future. In the past we have paid cash dividends on our preferred stock. We intend to retain future earnings to finance the ongoing operations and growth of our business.

There is no established public trading market for our Class B-1 common stock or our Class B-2 common stock. On March 31, 2003, there was one holder of our Class B-1 common stock, JLL, and one holder of our Class B-2 common stock, Rite Aid.

The number of shares of common stock subject to outstanding options and remaining available for grant pursuant to our stock based compensation plans as of March 31, 2003, is reflected in the table below. All of our stock based compensation plans have been approved by our stockholders.

Equity Compensation Plan Information (amounts, other than dollars, in thousands)

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price per share of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities issuable upon exercise of outstanding options)
Equity compensation plans approved by security holders	13,340	$14.56	4,389	(2)
Equity compensation plans, not approved by security holders	—	—	—

Total	13,340	$14.56	4,389

(1)	All options are outstanding under our two stock-based compensation plans: Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan.
(2)	Includes 1,866 shares available for future issuance under our Employee Stock Purchase Plan which was approved by the stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this filing. Certain reclassifications have been made to prior period statements to conform them to the March 31, 2003 classifications.

The results of operations of PCS for the period commencing October 2, 2000, the date of our acquisition of PCS, are reflected in the financial statements of AdvancePCS after that date.

AdvancePCS

	Year Ended March 31,
	2003(1)	2002(2)	2001(3)(4)	2000(4)	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenues(5)	$14,110,879	$12,174,121	$6,490,391	$1,604,425	$572,467
Cost of revenues	(13,555,231)	(11,722,530)	(6,261,231)	(1,528,923)	(531,508)

Gross profit	555,648	451,591	229,160	75,502	40,959
Selling, general and administrative expenses	231,245	189,320	128,984	39,076	21,006
Non-recurring and impairment expenses	—	1,760	11,129	—	—

Operating income	324,403	260,511	89,047	36,426	19,953
Net interest expense	(38,572)	(57,579)	(41,882)	(2,879)	2,860
Loss from joint venture	(5,036)	(2,871)	—	—	—
Merger costs and asset disposal	—	—	(1,200)	(160)	—

Income before income taxes	280,795	200,061	45,965	33,387	22,813
Provision for income taxes	(110,914)	(79,015)	(24,291)	(12,684)	(8,669)

Income before extraordinary loss	169,881	121,046	21,674	20,703	14,144
Extraordinary loss on early retirement of debt, net of taxes	(1,491)	(5,315)	—	—	—

Net income	$168,390	$115,731	$21,674	$20,703	$14,144

Basic:
Income before extraordinary loss per share	$1.86	$1.43	$0.37	$0.42	$0.30
Extraordinary loss on early extinguishment of debt, net of taxes, per share	(.01)	(.06)	—	—	—

Net income per share	$1.85	$1.37	$0.37	$0.42	$0.30

Weighted average shares outstanding	91,094	84,432	58,290	49,520	48,008
Diluted:
Income before extraordinary loss per share	$1.72	$1.23	$0.30	$0.37	$0.27
Extraordinary loss on early extinguishment of debt, net of taxes, per share	(.01)	(.05)	—	—	—

Net income per share	$1.71	$1.18	$0.30	$0.37	$0.27

Weighted average shares outstanding	98,508	98,338	72,377	55,474	53,752

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$111,247	$139,145	$110,048	$55,243	$45,895
Total assets	3,712,744	3,223,964	3,001,850	406,738	304,016
Total debt	448,011	500,786	845,000	50,000	50,000
Stockholders’ equity	970,474	877,260	404,536	98,044	68,773

Supplemental Data (unaudited):
Capital expenditures	69,339	51,112	41,197	22,807	7,860
Goodwill amortization	—	—	23,775	3,354	588
Pharmacy network claims processed	487,804	456,314	269,501	81,225	50,588
Mail pharmacy prescriptions filled	15,425	11,042	5,670	1,674	1,289

(1)	Includes Accordant data since the acquisition in November 2002.

(2)	Reflects the adoption of SFAS 142 effective April 1, 2001.

(3)	Includes PCS data since the acquisition in October 2000.

(4)	Financial information for 2001 has been restated for the purchase of CHI (See “Item 8. Financial Statements and Supplementary Data”, Note 2. Summary of Significant Accounting Policies).

(5)	The historical revenues of AdvancePCS have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003. The adjustments for fiscal years 2003, 2002, 2001, 2000 and 1999 were ($1,429,620), ($933,169), ($533,907), ($229,463) and ($184,792), respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

Beginning in the fiscal year ended March 31, 2003, the Company has included in its Quarterly Reports on Form 10-Q (including its Form 10-Q/A for the quarter end June 30, 2002 filed today) and in this Annual Report on Form 10-K a footnote containing certain condensed consolidating financial information in separate columns for the Company and its guarantor and non-guarantor subsidiaries with respect to the Company’s public debt, as contemplated by Rule 3-10(f) of Regulation S-X (see Footnote 8 to the Financial Statements).

The Staff of the Securities and Exchange Commission (the “SEC”) has advised the Company that it believes such footnote should have been provided in the Company’s financial statements filed with the SEC for earlier periods. The Staff of the SEC has also advised the Company that the information provided in Footnote 8 to the Financial Statements in this Annual Report on Form 10-K for the fiscal year ended March 31, 2001 should be audited rather than unaudited as presented (Arthur Andersen LLP was the Company’s auditors for the fiscal year ended March 31, 2001). Such footnote information disaggregates financial information previously provided on a consolidated basis into separate columns for the Company and its guarantor and non-guarantor subsidiaries. The information provided in the footnote has no impact on the consolidated finanical information of the Company.

The Company is in discussions with the Staff of the SEC to determine the extent to which earlier periods may need to be augmented with similar audited and/or unaudited disaggregated footnote information. The Company believes that the disclosure of this footnote information would not provide any additional material information to the Company’s stockholders and noteholders. There can be no assurance as to the outcome of the Company’s discussions with the Staff.

See Footnote 8 of the Financial Statements in this Annual Report on Form 10-K for the condensed consolidating financial information for the Company and its guarantor and non-guarantor subsidiaries with respect to the Company’s public debt; the liquidity discussion contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Risk Factors.

The Sarbanes-Oxley Act of 2002 requires the CFOs and CEOs of public companies to make certain certifications relating to the financial statements included in SEC filings. Such certifications are not included in this Annual Report on Form 10-K but will be filed once this issue has been resolved with the Staff of the SEC.

Overview

We are a leading provider of health improvement services in the United States. Our customers include a broad range of health plan sponsors, such as BlueCross BlueShield plans and other managed care organizations, employer groups, third-party administrators of health plans, insurance companies, government agencies and labor union-based trusts. As the largest PBM based on number of lives covered, we currently serve more than 75 million health plan members and annually manage more than 540 million pharmacy claims, representing approximately $28 billion in prescription drug spending. Our large member base gives us significant leverage when negotiating rebates and discounts from pharmaceutical companies and retail pharmacies.

As a PBM, we offer tools to our customers to assist in managing their prescription drug expenditures, including on-line claims adjudication, discounted retail networks, discounted mail pharmacy services, formulary development, rebate negotiation and management and other plan design and formulary support activities. In addition, we offer a wide range of other health improvement products and services, such as specialty pharmacy services, disease management and prescription discount cards for the uninsured and under-insured. Our mission is to improve the quality of care delivered to health plan members while helping health plan sponsors reduce overall costs. Our strategy as the largest provider of health improvement services is to increase the breadth of services offered to our customer base, increase our core customer base and, most importantly, generate additional value through the cross-selling of our products into our customer base.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management establish accounting policies and make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain. While judgments and estimates made by us are based on historical experience and other assumptions that we believe are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect future financial statements. The following are accounting policies and use of estimates applied in the preparation of our financial statements as well as the residual accounting risk inherent for these areas that should be considered. Residual accounting risk is defined as the inherent risk that remains after the application of our policies and processes and is generally outside of our control.

Revenue Recognition

Our revenues are derived principally from sales of prescription drugs to members of our customers, either through our mail and specialty service pharmacies (Mail Services) or our networks of contractually affiliated retail pharmacies (Data Services). We also provide clinical and other services as part of our overall health improvement service offerings.

We adopted Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16) in the fourth quarter of fiscal 2003 by retroactively reclassifying all prior years to conform with the presentation for fiscal 2003. When we provide formulary management services to a customer in conjunction with claims processing, we record rebates and administrative fees received from pharmaceutical manufacturers as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenue. As a result of the adoption, fiscal years 2003, 2002 and 2001 revenues have been reduced by $1.4 billion, $933.2 million and $533.9 million, respectively, representing the gross amounts of rebates and administrative fees received from pharmaceutical manufacturers. Cost of revenues have been reduced by the same amounts (See “Recently Adopted Accounting Pronouncements”).

Data Services

We evaluate our plan sponsor customer contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether we act as a principal or an agent in the fulfillment of prescriptions through the retail pharmacy network.

Revenues are recorded gross when we adjudicate claims for plan sponsor customers that have contractually agreed to use our contracted pharmacy network. We act as principal under EITF 99-19 when adjudicating claims for plan sponsors through our contracted pharmacy network for the following reasons:

•	We negotiate a contract with the plan sponsor customer and also negotiate contracts with retail pharmacies. Neither the plan sponsor nor the retail pharmacy can look through us and claim directly against the other party. Both contracts with these parties are separate and each only contracts with us. Each party deals directly with us and does not deal with each other directly;

•	We determine through negotiations which retail pharmacies will be included or excluded in our network to be offered to the plan sponsor customer, based on price, access, etc.;

•	We are responsible to the plan sponsor customer: (1) to provide the fulfillment to the plan’s members, (2) to validate a claim and (3) to manage the claim economically for the plan through our adjudication process;

•	We set total prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled; however, the plan sponsor customer determines the portion of the total price relating to co-pay amounts that will be paid by its members;

•	We manage the overall prescription drug relationship with the plan sponsor customer’s members;

•	We have credit risk for the price due to the pharmacy from the plan sponsor customer; and

•	We may realize a positive or negative margin represented by the difference between the negotiated ingredient costs we will receive from the plan sponsor customer and the negotiated ingredient costs we will pay to our network pharmacies.

When adjudicated claims are recorded gross, the plan sponsor’s aggregate pharmacy benefit claim payment to us is recorded as revenue and our payment to the pharmacy provider is recorded as cost of revenue in our consolidated statement of operations. In contrast, when we adjudicate prescriptions at pharmacies that are under contract directly with our plan sponsor customer and there are no financial risks to us, we record only our claims processing fees as revenues and do not include prescription costs in revenues or cost of revenues (“net” reporting). If we had reported all of our data services revenues using net reporting, revenues and cost of revenues would have decreased by $11.0 billion, $10.0 billion and $5.4 billion for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

We do not have responsibility to collect co-payments to be made by members to the retail pharmacy. Accordingly, we do not record member co-payments collected in the retail pharmacy as either revenue or cost of sales. As has been widely reported the SEC is in the process of reviewing the topic of co-payments and whether co-payments should or should not be included as a component of revenues and cost of sales in the PBM and other related industries including insurance companies. If the SEC should ultimately decide that co-payments should be included in revenues and cost of sales it would result in an increase in reported revenue and a corresponding increase in cost of revenues. Thus, our consolidated results of operations, including gross profit and net income, and the consolidated balance sheets and consolidated statements of cash flows would not be affected.

Certain implementation and other fees paid to customers upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

Mail Services

We contract directly with plan sponsor customers to provide prescription drugs to their members. We are contractually committed to specific turn around times, which is the time it takes to ship the prescription after receiving the written order. We also assume the credit and inventory risk and collect co-payments from members. Therefore, for prescriptions dispensed through our own mail service pharmacies, we recognize the total amounts paid by both the customer and the member (in the form of a co-payment) as revenue. Revenues from the dispensing of pharmaceuticals from our mail service pharmacies are recognized when each prescription is shipped.

Clinical and Other Services

When we earn rebates and administrative fees in conjunction with formulary management services (formulary development and manufacturer contracting) for customers, but do not process the underlying claims (rebate utility), we record rebates and administrative fees received from pharmaceutical manufacturers, net of the portion payable to customers, in revenue. In contrast, when we provide formulary management services and process the claims, we record rebates and administrative fees received as a reduction of cost of revenues and the portion deliverable to the customer as a reduction of revenue.

We recognize rebates and administrative fees receivable from pharmaceutical manufacturers and the corresponding amounts payable to customers when the prescriptions covered under the contractual agreements with the manufacturers are dispensed. We estimate the amount of rebates to be delivered to customers based on historical rates of rebates received as well as estimates of current rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion deliverable to the customer is disbursed.

We also earn other revenue from pharmaceutical manufacturers for services such as formulary support services, outcomes studies and clinical trials. These services are negotiated separately with each pharmaceutical manufacturer and specify the services we are to perform and the revenues and fees we are to earn based on the delivery or completion of the services. We also earn revenues from our customers (primarily managed care organizations) for disease management services provided by Accordant, our wholly owned subsidiary acquired in November 2002. Accordant focuses on helping patients with complex, chronic and progressive diseases. The revenues of Accordant have been included in Clinical and Other Services revenue since the date of acquisition.

Cost of Revenues

Cost of revenues includes prescription drug costs, labor, call center operations, information technology and other costs associated with the sale and/or dispensing of prescription drugs and providing clinical and other services.

Rebates collected from pharmaceutical manufacturers on behalf of our health plan sponsor customers are recognized as a reduction of cost of revenues in accordance with EITF No. 02-16.

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from our Data and Mail Services health improvement services. Also included in accounts receivable are receivables from vendors for our Clinical and Other Services whereby we recognize rebates and administrative fees receivable from pharmaceutical manufacturers. Based on our revenue recognition policies, certain claims at the end of the period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates are calculated quarterly based on an estimate of rebatable prescriptions and rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billings to the pharmaceutical manufacturers have been completed. As of March 31, 2003 and 2002, unbilled receivables were $883.5 million and $686.2 million, respectively. Corresponding amounts payable to retail pharmacies (for claims) or to plan sponsor customers (for rebates) are recorded at the time the unbilled receivables are recorded. Unbilled receivables to plan sponsor customers are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the respective contractual billing schedules.

To reduce the potential for credit risk, we evaluate the collectibility of customer balances based on a combination of factors but do not generally require significant collateral. We regularly analyze significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. We also record allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Asset Impairment

Long-lived assets and intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which the asset is used, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The results of our fiscal 2003 testing resulted in no impairment charges.

We determine the fair value of reporting units by using a discounted cash flow model based on future operations. Goodwill is tested annually during the fourth quarter of each fiscal year and when events or circumstances occur indicating possible impairment.

The current discount rate applied to future cash flows in determining the fair value of reporting units is 13.8%. A significant increase in the discount rate may adversely impact the fair value of reporting units that would result in a non-cash charge to earnings.

Rebate Guarantees

Agreements with certain health plan sponsor customers contain provisions that require us to obtain a minimum rebate per claim from pharmaceutical manufacturers in order to generate additional savings for health plan sponsor customers. Failure to achieve the minimum rebate per claim results in an obligation by us to the health plan sponsor customer. The obligation is equivalent to the difference between the actual rebate per claim obtained and the minimum stated in the health plan sponsor customer agreement, which is then multiplied by the number of claims processed in a specified period. We continually monitor the health plan sponsor customers’ rebate per claim and recognize a liability when it appears unlikely the average rebate per claim will meet or exceed the stated minimum.

If circumstances related to collectibility assumptions of pharmaceutical manufacturers rebates change, including changes in market conditions (e.g., drug patent expiration) or member quantity, that materially alter drug utilization patterns and adversely affect the pharmaceutical manufacturers rebates obtained, rebate guarantee obligations could increase, resulting in a charge to earnings.

Performance Guarantees

Agreements with certain health plan sponsor customers contain plan performance guarantees that require us to meet various operational standards, including items such as customer service wait time, abandoned customer service calls and mail pharmacy turn around time. Certain contracts require 100% guarantee in achieving various operational standards. Failure to achieve the operational standards results in penalty payments to the health plan sponsors by us. We continually monitor our operational performance against the standards outlined in health plan sponsor customer contracts. A loss is recorded as a liability. If we experience changes in events or circumstances that adversely impact operations, performance guarantee obligations could increase resulting in a charge to earnings.

Service Guarantees

Agreements with certain health plan sponsor customers contain guarantees relating to an efficient and effective transition into our services (implementations). Failure to achieve an efficient and effective transition on our part results in an obligation to health plan sponsor customers. Obligations are estimated based on the success of recently transitioned health plan sponsor customers. If we experience changes in events or circumstances that adversely impact the transition of new health plan sponsor customers to our products and services, a charge to earnings may result.

Employee Benefit Plans

Retirement plan benefits include both a defined contribution retirement plan and defined benefit pension plan. The defined benefit pension plan was acquired with the PCS acquisition and has been frozen to new participants since the acquisition date. In addition, employees may participate in an Employee Stock Purchase Plan.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 “Employer’s Accounting for Pensions,” measurement of the obligations under the defined benefit pension plan are subject to a number of assumptions. These include the rate of return of plan assets, health care costs and compensation trend rates, and the rate at which the future obligations are discounted to value the liability at year-end.

Changes in assumptions used to measure the obligation under the defined benefit pension plan could materially impact our future obligation. The assumed health care cost trend rates have a significant effect on the retiree health benefits amounts reported. If these trend rates were to be increased by one percentage point each future year, the March 31, 2003 accumulated post retirement benefit obligation would increase by $2.0 million and the aggregate of the service cost and interest components of the 2003 annual expense would increase by $544,000. A one percentage point decrease in these rates would decrease the March 31, 2003 accumulated post retirement benefit obligation by $1.6 million and the aggregate of the 2003 service cost and interest cost components of the 2003 annual expense would decrease by $435,000.

Other Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations. Estimating probable losses requires varying levels of analysis that often depend on judgments about potential actions by third parties such as arbitrators.

Acquisitions

In November 2002, we acquired 100% of the common stock of privately held Accordant, a disease management company that focuses on helping patients with complex, chronic and progressive diseases. The aggregate purchase price of $71.5 million, net of cash acquired, includes the final determination of the working capital adjustment and transaction costs. The results of Accordant have been included in the consolidated financial statements since the acquisition date. The agreement includes a provision for the payment of up to an additional $25 million, dependent upon Accordant achieving certain financial and operating targets in calendar year 2003. Any additional consideration will be paid during calendar year 2004 and treated as an adjustment to the purchase price. The final purchase price will be allocated based on appraisals, which are currently being finalized. The acquisition of Accordant was accounted for using the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations”.

In August 2001, we completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase included the issuance of 1.3 million shares of Class A common stock, of which 384,006 shares were placed in escrow. Of these, 166,956 shares were held in escrow as additional consideration for the acquisition of TheraCom, the payment of which was conditioned upon TheraCom achieving specific future financial performance goals. The remaining 217,050 shares were held in escrow to satisfy any indemnification claims we may have arising out of the acquisition, including those related to the settlement of certain outstanding TheraCom litigation. In addition, we paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.1 million, was recorded as goodwill. We also recognized $4.7 million in intangible customer contracts.

We determined that TheraCom achieved the specified performance goals and in January 2003, 166,956 shares were released to the former TheraCom stockholders from the additional consideration escrow. In January 2003, 34,188 shares were also withdrawn from the indemnification claims escrow and returned to us to satisfy our indemnification claim arising from the settlement of litigation between TheraCom and one of its former stockholders. Any shares returned to us are held in treasury.

In June 2001, we established a joint venture, AdvancePriority SpecialtyRx, with Priority Healthcare Corp., a national specialty pharmacy and distribution company. Priority Healthcare owned 49% of the venture and we owned 51%. Effective February 2003, we purchased Priority Healthcare’s 49% of the venture, making AdvancePriority SpecialtyRx a wholly owned subsidiary. The acquisition was accounted for using the purchase method of accounting, in accordance with SFAS 141, “Business Combinations”.

In October 2000, we completed the acquisition of PCS for an aggregate purchase price of approximately $1.0 billion, of which we paid Rite Aid, the seller, $675 million in cash and issued to Rite Aid $200 million in senior subordinated notes and $125 million in our convertible preferred stock. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph, Littlejohn & Levy, Inc., or JLL. In connection with the equity financing, we issued to JLL 65,854 shares of Series A-1 preferred stock for an aggregate purchase price of $65.9 million, six shares of Series B convertible preferred stock and 8.4 million shares of our Class A common stock for an aggregate purchase price of $84.1 million. On December 8, 2000, the six shares of Series B convertible preferred stock and the 8.4 million shares of Class A common stock automatically converted into 8.4 million shares of Class B-1 common stock. In connection with the senior subordinated notes, we issued to Rite Aid warrants to purchase 1.6 million shares of Class A common stock. The senior subordinated notes were fully redeemed on March 13, 2001. The warrants terminated upon repayment of the senior subordinated notes. The acquisition of PCS was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of PCS was recorded as goodwill.

In July 2000, we completed a merger with FFI. We issued seven million shares of our Class A common stock in exchange for all of the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The historical financial results have been restated in accordance with Accounting Principals Board Opinion (APB) No. 16 “Business Combinations” (APB 16) to reflect the merger as though FFI had always been a part of AdvancePCS.

In January 2000, we acquired a 19% interest in CHI, an internet health portal development company, with an option to acquire the additional interest. Effective September 30, 2001 we acquired the remaining equity interests of CHI, which we did not previously own. The acquisition of the remaining interest was accounted for using the purchase method of accounting. The acquisition of the remaining 81% equity interest was completed with cash of $9.2 million, making CHI a wholly owned consolidated subsidiary. Prior to the complete acquisition of CHI, we had accounted for our 19% interest in CHI on the cost basis. In accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB 18), all prior period financial statements have been restated to account for CHI as though we had accounted for the investment on the equity method.

Sources of Revenue

Our revenues are derived principally from sales of prescription drugs to members of our customers, either through our mail and specialty service pharmacies (Mail Services) or our networks of contractually affiliated retail pharmacies (Data Services.) We also provide Clinical and Other Services as part of our overall health improvement service offerings.

When we provide formulary management services to a customer in conjunction with claims processing, we record rebates and administrative fees received from pharmaceutical manufacturers as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenue.

Our cost of revenues include drug ingredient costs, labor, call center operations, information technology and other costs associated with the sale and/or dispensing of prescription drugs and providing clinical and other services.

Data services

Through our data services operations we process prescription claims on behalf of our health plan sponsor customers. When a member of one of our health plan sponsors presents a prescription with a health plan identification card to a retail pharmacist in our network, the pharmacist accesses our online system to receive information regarding eligibility, patient history, health plan formulary listings and negotiated price. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We do not record as revenue any co-payment due from the member to the retail pharmacy as we are not responsible for the collection of these co-payments. On behalf of our health plan sponsors, during each billing cycle, our systems electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees. Once we receive payments from health plan sponsors, we remit the amounts owed to the retail pharmacies.

We have established a nationwide network of over 59,000 retail pharmacies, each of which generally pay an access fee to be included in our network. Our contracts with most of our health plan sponsors provide for member access to our retail pharmacy network. When we have an independent obligation to pay retail pharmacies for the cost of the prescription dispensed, we are acting as the “principal” in that transaction and record as revenue the aggregate pharmacy benefit claim payment from our plan sponsor customers (which includes ingredient cost, the dispensing fee paid to the pharmacist, and our claims adjudication fee); and the payments to our pharmacy providers for these prescriptions is recorded as cost of revenues. By contrast, some of our other plan sponsor customers have established their own pharmacy networks. When we adjudicate prescriptions under contracts with these customers and there is no financial risk to us, we record only our claims processing fees as revenues and do not include prescription costs in revenues or cost of revenues (“net” reporting).

As a result, our revenues are higher from plan sponsor customers that use our networks of contractually affiliated retail pharmacies instead of using retail pharmacies that are under contract directly with the plan sponsor customer. Similarly, while a customer who uses our network may contribute the same gross profit in terms of dollars as a customer that uses its own network, gross profit as a percentage of revenue will be significantly lower for the customer using our network because of the higher level of revenue we recognize.

Mail services

We derive mail services revenues from the sale of pharmaceuticals to members of our customers’ health plans from our mail pharmacies and specialty pharmacies. These revenues include the cost of the pharmaceuticals we bill our health plan sponsors, the co-pay we collect from members, plus a dispensing fee.

Clinical and other services

When we collect rebates and administrative fees in conjunction with formulary management services, but do not process the underlying claims (rebate utility), we record rebates and administrative fees received from pharmaceutical manufacturers, net of the portion delivered to customers, in revenue. We recognize rebates and administrative fees from pharmaceutical manufacturers and the corresponding amounts payable to customers when the prescriptions covered under the contractual agreements with the manufacturers are dispensed.

We also earn other revenue from pharmaceutical manufacturers for services such as formulary support services, outcome studies and clinical trials. These services are negotiated separately with each pharmaceutical manufacturer and specify the services we are to perform and the revenues and fees we are to earn based on the delivery or completion of the services. We also earn revenues from our customers (primarily managed care organizations) for disease management services provided by Accordant, our wholly owned subsidiary acquired in November 2002. Accordant focuses on helping patients with complex, chronic and progressive diseases. The revenues of Accordant have been included in Clinical and Other Services revenue since the date of acquisition.

Results of Operations—AdvancePCS

The following table sets forth certain consolidated historical financial data of AdvancePCS.

	Year Ended March 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenues (1)
Data services	$11,609,479	$10,483,763	$5,685,948
Mail services	2,303,117	1,501,522	687,274
Clinical and other services	198,283	188,836	117,169

Total revenues	14,110,879	12,174,121	6,490,391
Cost of revenues	13,555,231	11,722,530	6,261,231

Gross profit	555,648	451,591	229,160
Selling, general and administrative expenses	231,245	189,320	128,984
Non-recurring and impairment expenses	—	1,760	11,129

Operating income	324,403	260,511	89,047
Net interest expense	(38,572)	(57,579)	(41,882)
Loss from joint venture	(5,036)	(2,871)	—
Merger costs & asset disposal	—	—	(1,200)

Income before income taxes	280,795	200,061	45,965

Provision for income taxes	(110,914)	(79,015)	(24,291)

Income before extraordinary loss	169,881	121,046	21,674
Extraordinary loss on early retirement of debt, net of tax	(1,491)	(5,315)	—

Net income	$168,390	$115,731	$21,674

Basic net income per share	$1.85	$1.37	$0.37
Diluted net income per share	$1.71	$1.18	$0.30

(1)	Revenues have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth fiscal quarter of fiscal 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues

During 2003 we adopted EITF 02-16. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers related to customers for whom we process claims. Accordingly, our revenues for fiscal years 2003, 2002 and 2001 have been reduced by $1.4 billion, $933.2 million, and $533.9 million, respectively. Cost of revenues has been reduced by the same amounts.

These amounts represent the gross amount of rebates and administrative fees received from pharmaceutical manufacturers. We have previously recorded rebates, net of the amount paid to our customers and administrative fees as components of our Clinical Services revenue. Our consolidated gross profit was not impacted as a result of adopting this EITF.

Data Services – Data services revenues for fiscal year 2003 increased by $1.1 billion, or 11%, compared to revenues for fiscal year 2002. Over 65% of the increase in revenues was attributable to an increase in the Average Wholesale Price index for drug ingredient costs, which is used to establish the price of a prescription at the point of sale. The increase in the Average Wholesale Price index was due to higher costs for newly introduced drugs, as well as, price increases for existing drugs. The remaining increase was due to a 7% increase in the number of pharmacy claims processed during the year offset by decreases in claims processing fees, primarily within with our discount cash card program. Claims processed increased from approximately 456 million in fiscal year 2002 to more than 488 million for fiscal year 2003.

Mail Services – Mail services revenues rose $802 million, or 53% during the year. Of this increase, approximately $585 million resulted from a 40% increase in the number of mail prescriptions dispensed which was driven by the addition of several customers whose members are high mail utilizers, and increased utilization of our mail services by existing members. The number of mail pharmacy prescriptions dispensed increased from 11.0 million in fiscal year 2002 to 15.4 million for fiscal year 2003. Also contributing to the increase was the growth of specialty pharmacy services revenue, which increased from $80.7 million in 2002 to $254.1 million in 2003. The increased volume of shipments of 231% and adjudicated specialty pharmacy claims of over 5,000% was the result of our launch into the specialty pharmacy business with the establishment of the joint venture, AdvancePriority SpecialtyRx, with Priority Healthcare in June 2001 and the acquisition of TheraCom in August 2001. The revenue increase attributable to the full year volume of shipments and claims in fiscal year 2003 was offset in part by the mix of pharmaceuticals shipped from TheraCom and lower pricing within the joint venture as compared to fiscal year 2002. The remaining increase in mail revenue was due to higher revenue per mail claim resulting from an increase in drug ingredient costs, which were offset in part by greater pricing discounts to our customers and a higher mix of generic prescriptions filled.

Clinical and Other Services – Clinical and Other Services revenue increased by 5% compared to fiscal 2002. Included in clinical and other services are revenues relating to the acquisition in November 2002 of Accordant, a disease management company focusing on patients with complex chronic and progressive diseases. The addition of Accordant’s revenues in fiscal year 2003 was offset by decreases in revenue from other clinical programs.

Cost of Revenues. Overall cost of revenues increased $1.8 billion, or 16%, compared to fiscal 2002. Of this increase, drug ingredient costs grew by $1.7 billion to $13.0 billion. This increase was driven primarily by an increase in the Average Wholesale Price index of pharmaceuticals, which in turn was driven by higher costs for newly introduced drugs, as well as, price increases for existing drugs and an increase in the number of claims adjudicated during the period. Cost of revenues, excluding drug ingredient costs, increased $119.0 million, or 27%, as compared to fiscal year 2002. The majority of the increases were attributable to non-ingredient costs associated with filling mail order prescriptions; the opening of our third mail order facility in Wilkes-Barre, Pennsylvania; increased call center operations to handle the increased volume of calls associated with implementing new mail utilizing members and promoting the use of our mail services to existing members; performance and service guarantees and non-pharmaceutical cost of revenues associated with our specialty pharmacy operations which included a full year of activity in fiscal 2003.

Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal year 2003 increased by $41.9 million, or 22%, compared to fiscal year 2002. The increase was due primarily to increased fees paid to account brokers and other costs associated with generating new sales and managing accounts. Additional rent and operating expenses associated with the new corporate headquarters building in Irving, Texas also contributed to the increase. Recent acquisitions, including Accordant, and legal expenses associated with HIPAA compliance and the OIG investigation also contributed to the increase. Selling, general and administrative expenses as a percentage of revenues remained unchanged at 1.6% in fiscal year 2003 compared to fiscal year 2002.

Non-recurring and impairment expenses. Net income for fiscal year 2002 reflected a non-recurring charge of $1.8 million ($1.1 million after taxes, or $0.01 per diluted share) primarily representing a write-off of the human resources software previously utilized by us prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following, and as a result of, the acquisition with PCS. There were no corresponding expenses for fiscal year 2003.

Net interest expense. Interest expense, net of interest income, for fiscal year 2003 decreased $19 million compared to fiscal year 2002. As of March 31, 2003 total debt was $448.0 million compared to $500.8 million at March 31, 2002. The decrease in interest expense resulted from: (1) the repayment of debt throughout fiscal year 2003 with excess cash, (2) the increased usage of the Asset Securitization Facility, which incurs interest at a lower rate than the debt it replaced and (3) the expiration in October 2002 of $100 million of the interest rate swap.

Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Medco Health Solutions, Inc., Inc., to form RxHub, LLC, or RxHub, to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statement of operations. Our proportionate share of RxHub’s loss for fiscal year 2003 was $5.0 million compared to $2.9 million in fiscal year 2002.

Income taxes. For fiscal years 2003 and 2002 our effective tax rate was approximately 39.5%.

Extraordinary loss on early retirement of debt, net of tax. For fiscal years 2003 and 2002, in connection with the refinancing and the debt repayment, we recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million and $8.8 million ($1.5 million and $5.3 million, net of taxes) for fiscal years 2003 and 2002, respectively.

Diluted net income per share. We reported diluted net income per share of $1.71 per share for fiscal year 2003 compared to $1.18 per share in fiscal year 2002. The weighted average shares outstanding were 98.5 million and 98.3 million for fiscal years 2003 and 2002, respectively. During fiscal year 2003, we bought back 5.5 million shares of our Class A common stock. These shares were repurchased under our stock repurchase program announced in June 2002. During fiscal year 2002 we completed a two-for-one stock split affected in the form of a stock dividend of our common stock. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split. In August 2001 we completed the sale of nine million shares of Class A common stock.

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues. Our revenues for fiscal year 2002 increased by $5.7 billion, or 88%, compared to revenues for fiscal year 2001. Over 70% of this increase was due to the acquisition of PCS in October 2000. Approximately $4.8 billion or 85% of the increase in revenues was attributable to growth in Data Services as a result of a 69% increase in the number of pharmacy claims processed during the period. Claims processed increased from 270 million in fiscal year 2001 to 456 million for fiscal year 2002. Approximately 13% of the increase in revenue was attributable to additional sales of our mail pharmacy services, resulting from a 95% increase in the number of mail prescriptions dispensed. Mail pharmacy prescriptions dispensed increased from 5.7 million in fiscal year 2001 to 11.0 million for fiscal year 2002.

Cost of Revenues. Overall cost of revenues increased $5.5 billion, or 87%, compared to fiscal year 2001. Of this increase, over 70% was attributable to the PCS acquisition. Drug ingredient costs grew by $5.2 billion to $11.3 billion. Cost of revenues, excluding drug ingredient costs, increased $211 million, or 94% as compared to fiscal year 2001. These increases were attributable primarily to the additional revenue and cost of revenue associated with the PCS acquisition.

Selling, general and administrative expenses. Our selling, general and administrative expenses for fiscal year 2002 increased by $60.3 million, or 47%, compared to the same period in fiscal year 2001. This increase is due to the acquisition of PCS and the comparison of six months of financial data in fiscal year 2001 to one full year of PCS expenses in fiscal year 2002 offset by the decrease in goodwill amortization of approximately $23.8 million as a result of the adoption of SFAS 142 “Goodwill and Other Intangible Assets” (SFAS 142). Selling, general and administrative expenses as a percentage of revenues was approximately 1.6% in fiscal year 2002 compared to 2.0% in fiscal year 2001. This was due to greater economies of scale from the integration of PCS and due to the increase in revenue associated with our data services. Additional revenues generated by customers using our network pharmacy providers typically do not result in a proportional increase in selling, general and administrative expenses.

Non-recurring and impairment expenses. Net income for the year ended March 31, 2002 reflected a non-recurring charge of $1.8 million ($1.1 million net of taxes, or $0.01 per diluted share) primarily representing a write-off of the human resources software previously utilized by Advance prior to the acquisition of PCS and severance costs for certain employees that were terminated or resigned following and as a result of the acquisition with PCS.

Net income for the fiscal year ended March 31, 2001 reflected a non-recurring charge of $11.1 million ($6.8 million net of taxes, or $0.09 per diluted share) representing an impairment related to the combination of our mail facilities. Our mail facility in Richardson, Texas has been closed and operations moved to the Fort Worth and Birmingham facilities. In addition, the charges include severance costs for certain management employees that were terminated or resigned following and as a result of the acquisition of PCS. All of these severance costs to management employees were paid prior to March 31, 2001.

Net interest expense. Interest expense, net of interest income, for fiscal year 2002, increased $15.7 million compared to the same period in fiscal year 2001. The increase resulted from the acquisition of PCS, which was partially funded by over $800 million in additional debt.

Loss from joint venture. In February 2001, we entered into an agreement with Express Scripts and Medco Health Solutions, Inc., to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statement of operations. Our proportionate share of RxHub’s loss for fiscal year 2002 and 2001 was $2.9 million and zero, respectively.

Income taxes. For fiscal year 2002 our effective tax rate was approximately 39.5%. For fiscal year 2001 our recorded income tax expense approximated an effective tax rate of 52.8%. The difference in rates is primarily due to the amortization of non-deductible goodwill in fiscal year 2001, which was approximately $21 million. Goodwill amortization was not recorded in fiscal year 2002 due to the implementation of SFAS 142.

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

Diluted net income per share. We reported diluted net income per share of $1.18 per share for fiscal year 2002 compared to $0.30 per share for the same period in fiscal year 2001. The weighted average shares outstanding were 72.4 million and 98.3 million for fiscal years 2001 and 2002, respectively. We issued securities convertible into common stock in connection with the PCS acquisition, resulting in an increase in weighted average shares outstanding. In August 2001, we completed the sale of nine million shares of Class A common stock. In addition, during fiscal year 2002 we completed a two-for-one stock split affected in the form of a stock dividend of our common stock. Financial information and stock prices contained throughout the Form 10-K have been adjusted to reflect the impact of the stock split.

Liquidity and Capital Resources

Net cash provided by operating activities. Net cash provided by operating activities was $268.6 million, $143.3 million and $92.3 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The increase of $125.3 million in 2003 and $51.0 million in 2002 was primarily due to increased earnings of $52.7 million in fiscal year 2003 and $94.1 million in fiscal year 2002, as well as changes in our working capital components. Although we had a working capital deficit of $248.3 million and $228.9 million as of March 31, 2003 and 2002, respectively, the majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in our working capital. Our net cash provided by operating activities improved due to the timing of receivables and payables resulting from our claims processing cycle. A majority of our claims billings are processed on a fourteen-day cycle, beginning on Saturdays. As a result, cash balances, accounts receivable and accounts payable reflected in our consolidated balance sheets may fluctuate period to period depending on the day of the week that the fiscal year actually ends in relationship to the timing of invoicing, receipt of cash from our customers and our payments to the pharmacies. Therefore, we experience fluctuations in our cash balances depending upon the day of the cycle. We manage the effect of these fluctuations by borrowing on our bank revolving line of credit during certain cycle days. Inventory increased $34.0 million and $24.2 million as of March 31, 2003 and 2002, respectively, reflecting inventory investment buying programs in the latter part of each year and increased inventory requirements as a result of the opening of our Wilkes-Barre, Pennsylvania mail facility in 2003.

Net cash used in investing activities. Net cash used in investing activities was $147.4 million, $64.5 million and $763.2 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Investing activities in each year principally consisted of acquisitions and capital expenditures. Cash used for acquisitions, net of cash acquired, and investments in affiliates principally consisted of $71.5 million for Accordant in 2003 and $675.0 million for the acquisition of PCS in 2001.

In November 2002, we acquired 100% of the common stock of privately held Accordant, a disease management company that focuses on helping patients with complex, chronic and progressive diseases. The aggregate purchase price for Accordant of $71.5 million, net of cash acquired, includes the final determination of the working capital adjustment and transaction costs. The results of Accordant have been included in our consolidated financial statements since the acquisition date. The acquisition agreement includes a provision for the payment of up to an additional $25 million, dependent upon Accordant achieving certain financial and operating targets during calendar year 2003. Any additional consideration will be paid during calendar year 2004 and treated as an adjustment to the purchase price. The final allocation of the purchase price will be based on appraisals, which are currently being finalized.

Capital expenditures, which principally included investments in our systems and facilities, were $69.3 million in 2003, $51.1 million in 2002 and $41.2 million in 2001. The 2003 amounts principally related to our new mail pharmacy in Wilkes-Barre, Pennsylvania, software and system upgrades including HIPAA compliance and the build-out of our new call center in Knoxville, Tennessee. The 2002 amounts related to purchases of property and equipment associated with the growth and expansion of our systems and facilities.

Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities was ($149.1) million, ($49.7) million and $725.8 million for the years ended March 31, 2003, 2002 and 2001, respectively. The 2003 activity consisted of $111.5 million for repurchases of approximately 5.5 million shares of our common stock under our stock repurchase program and net debt repayments of $53.1 million, which included $12.2 million for repurchases of our 8 ½% Senior Notes Due 2008 (Senior Notes), offset in part by proceeds from stock option exercises of $17.2 million. In 2002, we completed the sale of nine million shares of Class A common stock. The proceeds, net of offering costs, of approximately $291.0 million, were used to fund debt repayments. The 2001 activity primarily reflected $970.0 million in debt issued to fund the acquisition of PCS as described below, partially offset by $251.0 million in net debt repayments and deferred financing costs. Additional stock and Senior Notes purchases, if any, will be made in such amounts and at such times, as we deem appropriate based upon prevailing market and business conditions.

Indebtedness. In conjunction with the acquisition of PCS, we obtained an $825 million Senior Secured Credit Facility that included a $175 million revolving credit facility, a $100 million interim revolving credit facility and two term notes (Term A and Term B) totaling $550 million. The Term A note was due on October 2, 2005 but was fully repaid in fiscal 2002 from the proceeds of our shelf offering along with a portion of the Term B note, see “Item 8. Financial Statements and Supplementary Data”, Note 12. Stockholders’ Equity. The remainder of the Term B note was repaid with the proceeds from the $150 million facility (Asset Securitization Facility), discussed below. The $100 million interim facility was eliminated, and the revolving credit facility expires on October 2, 2005. As of March 31, 2003, we had no amount outstanding under this revolving credit facility.

In September 2002 we amended our Senior Secured Credit Facility to increase the size of the revolver from $175 million to $275 million. No amounts were outstanding under the revolving facility at March 31, 2003. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. We are in compliance with all covenants.

Also in connection with our acquisition of PCS, we issued to Rite Aid $200 million in senior subordinated notes. In March 2001, we issued $200 million of Senior Notes due 2008. The proceeds from this offering were used to retire the $200 million senior subordinated notes that were issued to Rite Aid. In the second quarter of fiscal year 2003, we repurchased a portion of the Senior Notes with a face value of approximately $12.2 million in open market transactions. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent. We are in compliance with all covenants.

The Senior Notes are guaranteed by all of our existing and future domestic subsidiaries (Guarantors), other than receivables subsidiaries, as defined in the Senior Notes indenture, and certain other subsidiaries not otherwise required to be guarantors under the terms of the indenture. After issuance of the Senior Notes, we created subsidiaries that are not required to guarantee the Senior Notes. All of the subsidiaries that have guaranteed the Senior Notes are 100% owned, directly or indirectly by us. Each of the Guarantors jointly and severally, unconditionally guarantees that the principal, and interest, as well as, penalties, fees, indemnifications, reimbursements and damages, if any, payable under the Senior Notes will be promptly paid in full when due, whether at maturity, by acceleration, redemption or otherwise.

In December 2001, we securitized certain of our accounts receivable pursuant to the Asset Securitization Facility. We used the proceeds to repay $150 million of our Term B note that had a balance outstanding of approximately $300 million at that time. In June 2002, we increased the Asset Securitization Facility to $300 million. We used the proceeds to pay the remaining $150 million of our Term B note. The Asset Securitization Facility is included in our debt balance as of March 31, 2003 and 2002 and will continue to be reflected “on-balance sheet”.

In connection with the bank debt repayments made during fiscal year 2003 and 2002 and the securitization, we recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million and $8.8 million ($1.5 million and $5.3 million net of taxes), respectively.

In order to hedge variable rate interest payments made in conjunction with our debt, we entered into an interest rate protection agreement that fixed the LIBOR rate in November 2000 at 6.60% for $400 million. The notional amount was reduced by $100 million in October 2001 and 2002. As of March 31, 2003, the notional amount was $200 million. The swap will expire in October 2003. We are accounting for this interest rate swap as a cash flow hedge in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The fair value of the swap, an obligation of $5.6 million and $14.5 million at March 31, 2003 and 2002, respectively, was based upon quoted market prices. The fair value represents the estimated amount we would have to pay to terminate the swap agreement taking into account current interest rates. The related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income. During the fiscal years ended March 31, 2003 and 2002, the amount charged to other comprehensive income, net of taxes was $5.4 million and $8.8 million, respectively, and the net amount reclassified into earnings (interest expense) was $5.8 million and $1.6 million. The estimated net amount of the existing losses reported in accumulated other comprehensive income at March 31, 2003 that are expected to be reclassified into earnings as interest expense within the next 12 months is $5.6 million.

Contractual Obligations

The following table sets forth our schedule of current maturities of long-term debt, excluding the deferred interest rate swap loss of $5.6 million at March 31, 2003, and future minimum lease payments due under noncancellable operating leases (in thousands):

Years Ending March 31,	Leases	Debt	Total
2004	$37,224	$188	$37,412
2005	27,079	—	27,079
2006	21,060	259,998	281,058
2007	14,490	—	14,490
2008 and thereafter	127,200	187,825	315,025

Total payments	$227,053	$448,011	$675,064

Share Repurchases

In June 2002, we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of our outstanding shares of Class A common stock in the open market or private transactions. During the year ended March 31, 2003, we purchased 5.5 million shares under this repurchase program, which are included in treasury stock, at a cost of $111.5 million.

Outlook

Historically, we have been able to fund our operations and continued growth through cash flow from operations. In fiscal years 2003, 2002 and 2001 our operating cash flow funded our capital expenditures and was used to reduce our debt, repurchase shares, make acquisitions and invest in money market funds.

We anticipate that cash flows from operations, combined with our current cash balances and amounts available under our credit facility, will be sufficient to meet our currently planned internal operating requirements and expansion programs, including capital expenditures and our stock repurchase program, for at least the next 18 months. However, if we continue our expansion, acquisition and alliance plans, we may be required to seek additional debt or equity financing in order to achieve those plans. There is no guarantee that such debt or equity financing will be available at terms acceptable to us, if at all.

As disclosed in the Explanatory Note of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, the Company is in discussions with the Staff of the SEC to determine the extent to which earlier periods may need to be augmented with audited and/or unaudited disaggregated footnote information under Rule 3-10(f) of Regulation S-X. The Staff of the SEC has advised the Company that until this issue is resolved, the Staff will not declare effective any registration statements or post-effective amendments to registration statements. The Company is also restricted from making offerings under effective registration statements or under Rules 505 and 506 of Regulation D of the Securities Act of 1933 to any purchases that are not accredited investors under Rule 501(a) of Regulation D. (The Company is not restricted from issuing securities upon the exercise of outstanding warrants or options or pursuant to employee benefit plans. Additionally, the restriction does not apply to transactions involving secondary offering or sales of securities under Rule 144.) This could impede our ability to access capital markets and to engage in certain transactions. There can be no assurance as to the outcome of the Company’s discussions with the SEC. Please see the Explanatory Note to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information about these discussions with the SEC.

Recently Adopted Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions were adopted as of March 31, 2003. We have not yet reached a determination of whether and, if so, when to change the existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In September 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16). Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. We have previously recorded rebates, net of the amount distributed to our customers and administrative fees as components of our Clinical Services revenue. Prior period reclassification is allowed to the extent there is no impact on net income. The application of the provisions of EITF 02-16 does not change our net income, gross profit or cash flows. As a result of the adoption, our fiscal year 2003, 2002 and 2001 revenues have been reduced by $1.4 billion, $933.2 million and $533.9 million, respectively. Cost of revenues have been reduced by the same amounts.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of Emerging Issues Task Force (EITF) in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145 “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. We adopted SFAS 145 on April 1, 2003. For subsequent periods, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $1.5 million and $5.3 million, net of tax for the years ended March 31, 2003 and 2002, respectively, will be reclassified to income before income taxes to conform to the requirements under SFAS 145.

In November 2001, EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-9) was issued. Under the pronouncement, any consideration given to a customer is characterized as a reduction of revenues. This EITF applies to rebates we collect on behalf of our plan sponsor customers and was effective for interim periods beginning after December 15, 2001. We have previously recorded our revenues, net of the amount amounts paid to our customers, which is consistent with that specified in EITF 01-9, which we adopted in fiscal year 2002, with no impact to our financial position or results of operations.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. We do not have any variable interest entities and therefore, do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS 150 to have a material impact on our financial position or results of operations since we do not currently have any financial instruments with characteristics of both liabilities and equity.

Impact of Inflation

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals we dispense affect our cost of revenues. Historically, we have been able to pass the effect of such price changes to our customers under the terms of our agreements. As a result, changes in pharmaceutical prices due to inflation have not adversely affected us. There can be no guarantee that we will be able to pass on the effect of such future price changes to our customers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivatives or other financial instruments for trading purposes. We have entered into interest rate protection agreements (interest rate swaps – see “Item 8. Financial Statements and Supplementary Data”, Note 2. Summary of Significant Accounting Policies) that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount was reduced by $100 million in October 2001 and 2002. As of March 31, 2003, the notional amount was $200 million. The swap will expire in October 2003. We use the interest rate swaps to manage our interest rate risk on future interest payments. As of March 31, 2003, our outstanding variable rate debt was $260 million. Based on the amount of variable rate debt in excess of the notional amount of the interest rate protection agreement at March 31, 2003, we do not believe that a change in interest rates would have a material effect on our results of operations but could impact the fair value of debt outstanding relative to current market rates.

A sensitivity analysis is used to determine the impact interest rate changes will have on the fair value of the interest rate swap, measuring the change in the net present value arising from the change in the interest rate. The fair value of the swap is then determined by calculating the present value of all cash flows expected to arise there under, with future interest rate levels implied from prevailing mid-market swap rates. Anticipated cash flows are then discounted on the assumption of a continuously compounded zero-coupon yield curve.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is found on pages F-1 through F-35 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

After a competitive bid process that began in September 2001, AdvancePCS dismissed Arthur Andersen LLP as its independent accountants effective February 12, 2002. AdvancePCS’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. Arthur Andersen LLP’s audit reports on the AdvancePCS’s financial statements for the fiscal year 2001 did not contain an adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for AdvancePCS fiscal year 2001 and through February 12, 2002, there were no disagreements between AdvancePCS and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the Company’s fiscal year 2001 and through February 12, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. AdvancePCS requested Arthur Andersen LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company. A copy of such letter, dated February 15, 2002, was filed as Exhibit 16 to AdvancePCS’s Current Report on Form 8-K, dated as of February 12, 2002.

New Independent Accountants

AdvancePCS engaged PricewaterhouseCoopers LLP as its new independent accountants as of February 12, 2002. During the fiscal year 2001 and through February 12, 2002, AdvancePCS did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a) (2) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be incorporated by reference to our definitive proxy statement for our 2003 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days following our fiscal year pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken.

Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. See index to financial statements on page F-1 of this report.

(2)	Financial Statement Schedules. See index to financial statements on page F-1 of this report.

(3)	Exhibits. See index to exhibits.

(b)	Reports on Form 8-K. We filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2003	ADVANCEPCS

	By:	/s/ DAVID D. HALBERT
David D. Halbert Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. HALBERT David D. Halbert	Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)	June 30, 2003

/s/ JON S. HALBERT Jon S. Halbert	Vice Chairman & Director	June 30, 2003

/s/ DANNY PHILLIPS Danny Phillips	Senior Executive Vice President, Director	June 30, 2003

/s/ YON Y. JORDEN Yon Y. Jorden	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	June 30, 2003

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	June 30, 2003

/s/ STEPHEN L. GREEN Stephen L. Green	Director	June 30, 2003

/s/ PAUL S. LEVY Paul S. Levy	Director	June 30, 2003

/s/ JEAN-PIERRE MILLON Jean-Pierre Millon	Director	June 30, 2003

/s/ DR. GEORGE POSTE Dr. George Poste	Director	June 30, 2003

/s/ MICHAEL D. WARE Michael D. Ware	Director	June 30, 2003

The Sarbanes-Oxley Act of 2002 requires the CFOs and CEOs of public companies to make certain certifications relating to the financial statements included in SEC filings. Such certifications are not included in this Annual Report on Form 10-K but will be filed once the issue described in the Explanatory Note of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been resolved with the Staff of the SEC.

INDEX TO FINANCIAL STATEMENTS

AdvancePCS and Subsidiaries

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AdvancePCS:

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of AdvancePCS and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended March 31, 2001, prior to the revisions discussed in Note 2 to the consolidated financial statements, and the 2001 financial statement schedule information, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements and that schedule information dated May 29, 2001 (except with respect to the matter discussed in Note 15 to the previously issued financial statements, as to which the date is June 18, 2001).

As discussed above, the financial statements of the Company for the year ended March 31, 2001, were audited by other independent accountants who have ceased operations. As a result of the adoption of EITF 02-16 as described in Note 2 to the consolidated financial statements, these financial statements have been revised to classify amounts previously reported as “Revenues” as a reduction to “Cost of Revenues”. We audited the adjustment described in Note 2 that was applied to revise the 2001 consolidated financial statements. In our opinion, such adjustment described in Note 2 is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/    PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

May 9, 2003 (except with respect to the matter discussed in Basis of Presentation in Note 2 relating to the adoption of EITF 02-16, as to which the date is June 18, 2003)

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.

THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP

DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K OR ANY

PREVIOUSLY FILED REGISTRATION STATEMENTS.

As discussed in Note 2, the Company has revised its financial statements for the year ended March 31, 2001 to include the adjustment as in accordance with EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. The Arthur Anderson LLP report does not extend to these changes. The revisions to the 2001 financial statements related to this adjustment were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

As discussed in Note 2, due to the acquisition of the remaining 81% interest in Consumer Health Interactive (CHI) on September 30, 2001, as required by APB 18, the financial statements for the year ended March 31, 2001, which are the subject of this report have been restated to account for CHI as if it had been accounted for on the equity method. Arthur Andersen LLP did not participate in the preparation of the restatement and accordingly this report does not extend to those adjustments.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AdvancePCS:

We have audited the accompanying consolidated balance sheets of AdvancePCS (a Delaware corporation) and subsidiaries as of March 31, 2000** and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2001***. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdvancePCS and subsidiaries as of March 31, 2000** and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001***, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,

May 29, 2001 (except with respect to the matter

discussed in Note 15*, as to which the date is June 18, 2001).

* This reference refers to Note 15 on Form 10-K of the fiscal year ended March 31, 2001.

** The Company’s Consolidated Balance Sheet as of March 31, 2000 is not included in this Form 10-K.

*** The Company’s Consolidated Statement of Operations, Stockholders’ Equity and Cash Flows for the years ended March 31, 2000 and 1999 are not included in this Form 10-K.

Note: This is a copy of the report previously issued by Arthur Andersen LLP in connection with its audits of the financial statements appearing in AdvancePCS’ Annual Report on Form 10-K for the year ended March 31, 2001, which was filed with the SEC on June 29, 2001. This report has not been reissued by Arthur Andersen LLP in connection with the financial statements appearing in the Annual Report on Form 10-K for the year ended March 31, 2003.

AdvancePCS and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$111,247	$139,145
Accounts receivable, net of allowance for doubtful accounts of $15,586 and $26,150, respectively	1,627,931	1,225,929
Inventories	99,429	65,336
Prepaid expenses and other	25,647	18,008

Total current assets	1,864,254	1,448,418
Property and equipment, net of accumulated depreciation and amortization of $100,641 and $64,999, respectively	151,200	121,277
Goodwill	1,248,514	1,198,925
Intangible assets, net	380,806	373,041
Other noncurrent assets	67,970	82,303

Total assets	$3,712,744	$3,223,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$188	$1,523
Claims and accounts payable	2,005,306	1,557,909
Accrued salaries and benefits	46,960	38,602
Other accrued expenses	60,088	79,308

Total current liabilities	2,112,542	1,677,342
Noncurrent liabilities:
Long-term debt, less current portion	447,823	499,263
Deferred income taxes	147,803	134,878
Other noncurrent liabilities	34,102	35,221

Total liabilities	$2,742,270	$2,346,704

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized convertible preferred stock, $.01 par value; no shares issued and outstanding	$—	$—
Common stock, $.01 par value; 200,000,000 shares authorized Class A common stock, $.01 par value; 82,502,362 and 79,927,079 shares issued, respectively	825	799
Class B-1 convertible common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 convertible common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	750,446	716,887
Accumulated other comprehensive loss	(11,596)	(12,686)
Accumulated earnings	340,520	172,130
Treasury stock, at cost
Class A common stock, 5,459,573 and no shares, respectively	(109,851)	—

Total stockholders’ equity	970,474	877,260

Total liabilities and stockholders’ equity	$3,712,744	$3,223,964

The accompanying notes are an integral part of these

consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended March 31,
	2003	2002	2001

Revenues	$14,110,879	$12,174,121	$6,490,391
Cost of revenues	13,555,231	11,722,530	6,261,231

Gross profit	555,648	451,591	229,160
Selling, general and administrative expenses	231,245	189,320	128,984
Non-recurring and impairment expenses	—	1,760	11,129

Operating income	324,403	260,511	89,047
Interest income	5,086	6,606	3,450
Interest expense	(43,658)	(64,185)	(45,332)
Loss from joint venture	(5,036)	(2,871)	—
Merger costs and other	—	—	(1,200)

Income before income taxes	280,795	200,061	45,965
Provision for income taxes	(110,914)	(79,015)	(24,291)

Income before extraordinary loss	169,881	121,046	21,674
Extraordinary loss on early retirement of debt, net of taxes of ($953) and ($3,469), respectively	(1,491)	(5,315)	—

Net income	$168,390	$115,731	$21,674

Basic
Income before extraordinary loss per share	$1.86	$1.43	$0.37
Extraordinary loss on early retirement of debt, net of taxes, per share	(.01)	(.06)	—

Net income per share	$1.85	$1.37	$0.37

Weighted average shares outstanding	91,094,114	84,432,319	58,290,114
Diluted
Income before extraordinary loss per share	$1.72	$1.23	$0.30
Extraordinary loss on early retirement of debt, net of taxes, per share	(.01)	(.05)	—

Net income per share	$1.71	$1.18	$0.30

Weighted average shares outstanding	98,508,329	98,338,265	72,377,586

The accompanying notes are an integral part of these

consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Years Ended March 31,
	2003	2002	2001
Common Stock—Class A (# of shares)
Balance at beginning of year	79,927,079	64,564,614	50,034,308
Conversion of Class B-2 Common Stock to Class A Common Stock	—	—	12,499,800
Conversion of Class B-1 Common Stock to Class A Common Stock	—	2,086,666	—
Issuance of stock for acquisitions	—	1,258,192	—
Stock issued with shelf offering	—	9,000,000	—
Stock issued with the exercise of options and warrants	2,575,283	3,017,607	2,030,506

Balance at end of year	82,502,362	79,927,079	64,564,614

Common Stock—Class A (dollars)
Balance at beginning of year	$799	$645	$500
Conversion of Class B-2 Common Stock to Class A Common Stock	—	—	125
Conversion of Class B-1 Common Stock to Class A Common Stock	—	20	—
Issuance of stock for acquisitions	—	13	—
Stock issued with shelf offering	—	90	—
Stock issued with the exercise of options and warrants	26	31	20

Balance at end of year	$825	$799	$645

Common Stock—Class B-1 (# of shares)
Balance at beginning of year	12,913,334	8,414,600	—
Issuance of Series B-1 Common Stock	—	—	8,414,600
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	6,585,400	—
Conversion of Class B-1 Common Stock to Class A Common Stock	—	(2,086,666)	—

Balance at end of year	12,913,334	12,913,334	8,414,600

Common Stock—Class B-1 (dollars)
Balance at beginning of year	$130	$84	$—
Issuance of Class B-1 Common Stock	—	—	84
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	66	—
Conversion of Class B-1 Common Stock to Class A Common Stock	—	(20)	—

Balance at end of year	$130	$130	$84

Common Stock—Class B-2 (# of shares)
Balance at beginning of year	200	200	—
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	—	12,500,000
Conversion of Class B-2 Common Stock to Class A Common Stock	—	—	(12,499,800)

Balance at end of year	200	200	200

Common Stock – Class B-2 (dollars)
Balance at beginning of year	$—	$—	$—
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	—	125
Conversion of Class B-2 Common Stock to Class A Common Stock	—	—	(125)

Balance at end of year	$—	$—	$—

Preferred Stock – Series A-1 (# of shares)
Balance at beginning of year	—	65,854	—
Issuance of Series A-1 Preferred Stock	—	—	65,854
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	(65,854)

Balance at end of year	—	—	65,854

Preferred Stock – Series A-1 (dollars)
Balance at beginning of year	$—	$1	$—
Issuance of Series A-1 Preferred Stock	—	—	1
Conversion of Series A-1 Preferred Stock to B-1 Common Stock	—	(1)	—

Balance at end of year	$—	$—	$1

Preferred Stock – Series A-2 (# of shares)
Balance at beginning of year	—	—	—
Issuance of Series A-2 Preferred Stock	—	—	125,000
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	—	(125,000)

Balance at end of year	—	—	—

Preferred Stock – Series A-2 (dollars)
Balance at beginning of year	$—	$—	$—
Issuance of Series A-2 Preferred Stock	—	—	1
Conversion of Series A-2 Preferred Stock to B-2 Common Stock	—	—	(1)

Balance at end of year	$—	$—	$—

AdvancePCS and Subsidiaries

Consolidated Statements of Stockholders’ Equity (cont.)

(in thousands, except share amounts)

	Years Ended March 31,
	2003	2002	2001
Additional Paid-In Capital
Balance at beginning of year	$716,887	$351,256	$58,677
Stock issued with shelf offering	—	291,120	—
Tax benefit of stock options	16,904	18,489	7,266
Capital contribution from joint venture partner	—	1,225	—
Issuance of stock for acquisitions	—	39,061	274,896
Stock issued with the exercise of options and warrants	17,880	15,892	10,657
Other	(1,225)	(156)	(240)

Balance at end of year	$750,446	$716,887	$351,256

Accumulated Other Comprehensive Loss, Net of Taxes
Balance at beginning of year	$(12,686)	$(3,849)	$—
Pension liability adjustment, net of taxes of $2,749 and $2,586, respectively	(4,305)	—	(3,849)
Mark to market interest rate swap, net of taxes of $3,443 and ($5,650), respectively	5,395	(8,837)	—

Balance at end of year	$(11,596)	$(12,686)	$(3,849)

Accumulated Earnings
Balance at beginning of year	$172,130	$56,399	$38,695
Net income	168,390	115,731	21,674
Distributions to FFI owners	—	—	(3,970)

Balance at end of year	$340,520	$172,130	$56,399

Treasury Stock (# of shares)
Balance at beginning of year	—	—	—
Purchase of Class A Common Stock	5,549,761	—	—
Other	(90,188)	—	—

Balance at end of year	5,459,573	—	—

Treasury Stock (dollars)
Balance at beginning of year	$—	$—	$—
Purchase of Class A Common Stock	(111,468)	—	—
Other	1,617	—	—

Balance at end of year	$(109,851)	$—	$—

Comprehensive Income
Net income	$168,390	$115,731	$21,674
Pension liability adjustment, net of taxes of $2,749 and $2,586, respectively	(4,305)	—	(3,849)
Mark to market interest rate swap, net of taxes of $3,443 and ($5,650), respectively	5,395	(8,837)	—

Total comprehensive income	$169,480	$106,894	$17,825

The accompanying notes are an integral part of these

consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$168,390	$115,731	$21,674
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	47,001	38,161	47,797
Non-recurring and impairment expenses	—	—	7,862
Provision for doubtful accounts	10,996	10,169	8,204
Deferred income taxes	1,714	25,948	(2,855)
Extraordinary loss on early retirement of debt, net of taxes	1,491	5,315	—
Value of options and warrants issued	—	—	3,785
Change in certain assets and liabilities — Accounts receivable	(397,285)	(212,552)	(277,558)
Inventories	(34,035)	(24,239)	(2,068)
Prepaid expenses and other noncurrent assets	(964)	32,417	(2,632)
Claims and accounts payable, accrued expenses and other noncurrent liabilities	471,295	152,337	288,071

Net cash provided by operating activities	268,603	143,287	92,280

Cash flows from investing activities:
Proceeds from sale of property & equipment	1,201	—	—
Purchases of property and equipment	(69,339)	(51,112)	(41,197)
Acquisition, net of cash acquired, and investment in affiliates	(79,261)	(13,349)	(722,045)

Net cash used in investing activities	(147,399)	(64,461)	(763,242)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	17,170	306,636	6,759
Capital contribution, AdvancePriority SpecialtyRx	—	1,225	—
Purchase of Class A Common Stock–Treasury Stock	(111,468)	—	—
Stock issued to fund acquisition	—	—	150,000
Issuance of debt to fund acquisition	—	—	620,000
Issuance of Senior Notes to fund acquisition	—	—	200,000
Net activity on credit facilities	—	(95,000)	(25,000)
Net borrowings on asset securitization facility	109,998	150,000	—
Repayment of Rite Aid senior subordinated notes	—	—	(200,000)
Repayment of debt	(163,147)	(409,834)	—
Deferred financing costs	(1,655)	(2,756)	(22,022)
Distributions to FFI owners	—	—	(3,970)

Net cash (used in) provided by financing activities	(149,102)	(49,729)	725,767

Net (decrease) increase in cash and cash equivalents	(27,898)	29,097	54,805
Cash and cash equivalents, beginning of year	139,145	110,048	55,243

Cash and cash equivalents, end of year	$111,247	$139,145	$110,048

Supplementary information:
Cash paid for interest	$47,037	$53,807	$32,974
Cash paid for income taxes	$91,979	$18,906	$21,000

Non-cash transactions:
Assets acquired and liabilities assumed (see Note 5)

The accompanying notes are an integral part of these

consolidated financial statements.

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

AdvancePCS, a Delaware corporation, and its subsidiaries (the “Company” or “AdvancePCS”) provide a wide range of health improvement services designed to manage costs and improve the quality of care delivered to health plan members. Services include integrated mail service and retail pharmacy networks, formulary development and management, rebate negotiation and management, specialty pharmacy, disease management, clinical trials, outcomes research, information management, prescription drug services for the uninsured and online health information. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts.

On October 1, 2001, the Company announced a two-for-one split of its common stock, affected in the form of a stock dividend. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-K have been retroactively adjusted to reflect the impact of the stock split.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AdvancePCS and its 100% owned subsidiaries and affiliates. Effective September 30, 2001 the Company acquired the remaining equity interests of Consumer Health Interactive, Inc. (CHI) which it did not previously own. The acquisition of the remaining 81% equity interest was accounted for using the purchase method of accounting and made CHI a wholly owned consolidated subsidiary. Prior to the complete acquisition of CHI, the Company had accounted for its 19% interest in CHI on the cost basis. In accordance with Accounting Principals Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB 18) all prior period financial statements have been restated to account for CHI as though the Company had accounted for its investment on the equity method.

The Company adopted Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16) in the fourth quarter of fiscal 2003 by retroactively reclassifying all prior years to conform with the presentation for fiscal 2003. As a result of the adoption, fiscal years 2003, 2002 and 2001 revenues have been reduced by $1.4 billion, $933.2 million and $533.9 million, respectively, representing the gross amounts of rebates and administrative fees received from pharmaceutical manufacturers. Cost of revenues have been reduced by the same amounts (See “Recently Adopted Accounting Pronouncements”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the purchase price, and the fair market value of the assets acquired and liabilities assumed in its acquisitions, clinical service revenues and costs, reserves for performance and service guarantees, reserves for uncollectible accounts and contract losses, pension and other post-retirement benefits, depreciation and amortization rates for property and equipment and computer software and the value of various investments. The Company continually evaluates the appropriateness of the amounts recorded and revises these estimates regularly. Actual results could differ from those estimates.

Operating Segment

The Company operates as a single segment. Over 98% of its revenues are derived from sales of prescription drugs to members of the Company’s customers, either through its mail and specialty pharmacies (Mail Services) or its networks of contractually affiliated retail pharmacies (Data Services). Data Services and Mail Services are both within the Company’s pharmacy benefit management business and are not distinct business activities but merely separate methods of distribution of its prescription services products. The Company’s pharmacy benefit management business services are offered to each of its customers as part of the Company’s overall customer offering and are negotiated as part of a single contract.

In addition to the review of the consolidated financial information, the chief executive officer of the Company, who is considered the chief operating decision-maker (CODM) also reviews discrete revenue information. The information reviewed by the CODM does not correlate revenues to expenses by product offering. The CODM does not make resource allocation decisions based on profitability of individual product offerings. Revenue information is reflected below for each of the periods presented.

	Year Ended March 31,
	2003(1)	2002	2001(2)
	(in thousands, except per share data)
Revenues(3):
Data Services	$11,609,479	$10,483,763	$5,685,948
Mail Services	2,303,117	1,501,522	687,274
Clinical and Other Services	198,283	188,836	117,169

Total revenues	$14,110,879	$12,174,121	$6,490,391

(1) Includes Accordant data since the acquisition in November 2002.

(2) Includes PCS data since the acquisition in October 2000.

(3) Revenues have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003.

Concentration of Business

A significant portion of the Company’s revenues result from contracts with certain key customers. These contracts normally have terms of one to ten years with renewal options. Customers accounting for over 10% of total revenues consisted of the following at March 31:

	2003	2002	2001
Federal Employee Program	12%	13%	11%
HealthNet	*	*	14%

* less than 10%

Cash and Cash Equivalents

Cash and cash equivalents include overnight investments, money market accounts and high-grade commercial paper with original maturities of three months or less. The Company’s practice is to invest cash with financial institutions that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution. In December 2001, AdvancePCS entered into a receivables purchase and servicing agreement with GE Capital Corporation. As a result of the agreement and the structure of the transfer of funds, approximately $9.9 million and $19.7 million of cash is restricted as of March 31, 2003 and 2002, respectively.

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from the Company’s Data and Mail Services. Also included in accounts receivable are receivables from vendors for the Company’s Clinical and Other Services whereby the Company recognizes rebates and administrative fees receivable from pharmaceutical manufacturers. Based on the Company’s revenue recognition policies, certain claims at the end of the period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates are calculated quarterly based on an estimate of rebatable prescriptions and rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billings to the pharmaceutical manufacturers have been completed. As of March 31, 2003 and 2002, unbilled receivables were $883.5 million and $686.2 million, respectively. Corresponding amounts payable to retail pharmacies (for claims) or to plan sponsors (for rebates) are recorded at the time the unbilled receivables are recorded. Unbilled receivables to plan sponsor customers are typically billed within 15 days and unbilled receivables to manufacturers are typically billed within 90 days, based on the respective contractual billing schedules.

To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

Inventories

Inventories consist of purchased pharmaceuticals and are stated at the lower of cost or market under the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives of the respective classes of assets (see Note 6). Leasehold improvements are amortized over the lives of the assets or the lease terms, whichever is shorter. Major renewals and betterments are added to the property and equipment accounts while costs of repairs and maintenance are charged to operating expenses in the period incurred. The cost of assets retired, sold, or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is reflected in the consolidated statement of operations.

Computer Software

The Company capitalizes costs related to software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s Mail Operating, Claims Processing and Customer Relations Management systems. Such costs generally consist of professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are amortized over their estimated useful lives, generally three to ten years. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

Joint Venture

In February 2001, the Company entered into an agreement with Express Scripts and Medco Health Solutions, Inc., to form RxHub, LLC (RxHub) to develop electronic prescribing technology. The Company owns one third of the equity of RxHub. The Company has recorded its investment in RxHub under the equity method of accounting and records its proportionate share of RxHub’s loss in the Company’s consolidated statement of operations.

Asset Impairment

Long-lived assets and intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which the asset is used, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not the Company would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company evaluates goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The results of the Company’s fiscal 2003 fourth quarter testing resulted in no impairment charges.

The Company determines the fair value of reporting units by using a discounted cash flow model based on future operations. Goodwill is tested annually during the fourth quarter of each fiscal year and when events or circumstances occur indicating possible impairment.

Asset Securitization Facility

In December 2001, the Company securitized certain of its accounts receivable pursuant to a $150 million facility (the Asset Securitization Facility). The proceeds were used to repay $150 million of the Term B note that had a balance outstanding of approximately $300 million at that time. In June 2002, the Company increased the Asset Securitization Facility to $300 million and used the proceeds to repay the remaining $150 million of its Term B note. The Asset Securitization Facility is included in the debt balance at March 31, 2003 and will continue to be reflected “on-balance sheet”.

Fair Value of Financial Instruments

The carrying values of cash, receivables, payables and accrued liabilities approximate the fair values of these instruments because of their short-term maturities. The carrying value of the Company’s bank debt approximated fair value at March 31, 2003 and 2002. The carrying value of the Company’s Senior Notes, was 107% of par value at March 31, 2003 and approximated fair value at March 31, 2002.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138 (SFAS 133), which requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the statement of financial position and measured at fair value.

The Company has entered into an interest rate swap as of November 2000 in order to manage exposure to interest rate risk. This swap agreement is a cash flow hedge, as it requires the Company to pay fixed-rates of interest, which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of the swap agreement is reported on the consolidated balance sheets in other accrued expenses and the related gains or losses on this agreement are deferred in consolidated statements of stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in the consolidated statements of operations. The fair value of the swap was based upon quoted market prices and represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates at March 31, 2003.

Rebate Guarantees

Agreements with certain health plan sponsor customers contain provisions that require the Company to obtain a minimum rebate per claim from pharmaceutical manufacturers in order to generate additional savings for health plan sponsor customers. Failure to achieve the minimum rebate per claim results in an obligation by the Company to the health plan sponsor customer. The obligation is equivalent to the difference between the actual rebate per claim obtained and the minimum stated in the health plan sponsor customer agreement, which is then multiplied by the number of claims processed in a specified period. The Company continually monitors the health plan sponsor customers’ rebate per claim and recognizes a liability when it appears unlikely the average rebate per claim will meet or exceed the stated minimum.

If circumstances related to collectibility assumptions of pharmaceutical manufacturers rebates change, including changes in market conditions (e.g., drug patent expiration) or member quantity, that materially alter drug utilization patterns and adversely affect the pharmaceutical manufacturers rebates obtained, rebate guarantee obligations could increase, resulting in a charge to earnings.

Performance Guarantees

Agreements with certain health plan sponsor customers contain plan performance guarantees that require the Company to meet various operational standards, including items such as customer service wait time, abandoned customer service calls and mail pharmacy turn around time. Certain contracts require 100% guarantee in achieving various operational standards. Failure to achieve the operational standards results in penalty payments to the health plan sponsors by AdvancePCS. The Company continually monitors operational performance against the standards outlined in health plan sponsor customer contracts. A loss is recorded as a liability. If the Company experiences changes in events or circumstances that adversely impact operations, performance guarantee obligations could increase resulting in a charge to earnings.

Service Guarantees

Agreements with certain health plan sponsor customers contain guarantees relating to an efficient and effective transition into the Company’s services (implementations). Failure to achieve an efficient and effective transition on the Company’s part results in an obligation to health plan sponsor customers. Obligations are estimated based on the success of recently transitioned health plan sponsor customers.

Income Taxes

Deferred tax assets and liabilities are recognized using statutory tax rates based on temporary differences between the financial statement basis and tax basis of assets and liabilities.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it is determined that all or a portion of the deferred tax assets cannot be realized in the future, the Company will adjust such amounts by increasing the valuation allowance through a charge to income in the period that such determination was made. Conversely, if it were determined that the deferred tax assets were realizable in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination was made.

Employee Benefit Plans

Retirement plan benefits include both a defined contribution retirement plan and a defined benefit pension plan. The defined benefit pension plan was acquired with the PCS acquisition and has been frozen to new participants since the acquisition date. In addition, employees may participate in an Employee Stock Purchase Plan.

Under the provisions of SFAS No. 87 “Employer’s Accounting for Pensions,” measurement of the obligations under the defined benefit pension plan are subject to a number of assumptions. These include the rate of return of plan assets, health care costs and compensation trend rates, and the rate at which the future obligations are discounted to value the liability at year-end.

Other Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Revenue Recognition

The Company’s revenues are derived principally from sales of prescription drugs to members of its customers, either through its mail and specialty service pharmacies (Mail Services) or its networks of contractually affiliated retail pharmacies (Data Services). The Company also provides clinical and other services as part of its overall health improvement service offerings.

When the Company provides formulary management services (formulary development and manufacturing contracting) to a customer in conjunction with claims processing, it records rebates and administrative fees received from pharmaceutical manufacturers as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenue.

Data Services

Plan sponsor customer contracts are evaluated using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether the Company acts as a principal or an agent in the fulfillment of prescriptions through the retail pharmacy network.

Revenues are recorded gross when the Company adjudicates claims for plan sponsor customers that have contractually agreed to use the AdvancePCS contracted pharmacy network. The Company acts as principal under EITF 99-19 when adjudicating claims for plan sponsors through its contracted pharmacy network for the following reasons:

•	The Company negotiates a contract with the plan sponsor customer and also negotiates contracts with retail pharmacies. Neither the plan sponsor nor the retail pharmacy can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only contracts with the Company. Each party must deal directly with AdvancePCS and cannot deal with each other directly;

•	The Company determines through negotiations which retail pharmacies will be included or excluded in its network to be offered to the plan sponsor customer, based on price, access, etc.;

•	The Company is responsible to the plan sponsor customer: (1) to provide the fulfillment to the plan’s members, (2) to validate a claim and (3) to manage the claim economically for the plan through its adjudication process;

•	The Company sets total prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled; however, the plan sponsor customer determines the portion of the total price relating to co-pay amounts that will be paid by its members;

•	The Company manages the overall prescription drug relationship with the plan sponsor customer’s members;

•	The Company has credit risk for the price due to the pharmacy from the plan sponsor customer; and

•	The Company may realize a positive or negative margin represented by the difference between the negotiated ingredient costs received from the plan sponsor customer and the negotiated ingredient costs paid to its network pharmacies.

When adjudicated claims are recorded gross, the plan sponsor’s aggregate pharmacy benefit claim payment to the Company is recorded as revenue and the Company’s payment to the pharmacy provider is recorded as cost of revenue in the consolidated statement of operations. In contrast, when the Company adjudicates prescriptions at pharmacies that are under contract directly with its plan sponsor customer and there are no financial risks to the Company, the Company records only its claims processing fees as revenues and do not include prescription costs in revenues or cost of revenues (“net” reporting). If the Company had reported all of its data services revenues using net reporting, revenues and cost of revenues would have decreased by $11.0 billion, $10.0 billion and $5.4 billion for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Certain incentive and other fees paid to customers upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

Mail Services

The Company contracts directly with plan sponsor customers to provide prescription drugs to their members. The Company is contractually committed to agreed upon turn around times, which is the time it takes to ship the prescription after receiving the written order. The Company also assumes the credit and inventory risk and collects co-payments from members. Therefore, for prescriptions dispensed through the AdvancePCS mail service pharmacy, the Company recognizes the total amounts paid by both the customer and the member (in the form of a co-payment) as revenue. Revenues from the dispensing of pharmaceuticals from the Company’s mail service pharmacy are recognized when each prescription is shipped.

Clinical and Other Services

When the Company earns rebates and administrative fees in conjunction with formulary management services (formulary development and manufacturer contracting) for customers, but does not process the underlying claims (rebate utility), it records rebates and administrative fees received from pharmaceutical manufacturers, net of the portion payable to customers, in revenue. In contrast, when the Company provides formulary management services and processes the claims, it records rebates and administrative fees received as a reduction of cost of revenues and the portion deliverable to the customer as a reduction of revenue.

The Company recognizes rebates and administrative fees receivable from pharmaceutical manufacturers and the corresponding amounts payable to customers when the prescriptions covered under the contractual agreements with the manufacturers are dispensed. The Company estimates the amount of rebates to be delivered to customers based on historical rates of rebates received as well as estimates of current rebates receivable from pharmaceutical manufacturers. These estimates are adjusted to actual when amounts are received from manufacturers and the portion deliverable to the customer is disbursed.

The Company also earns other revenue from pharmaceutical manufacturers for services such as formulary support services, outcomes studies and clinical trials. These services are negotiated separately with each pharmaceutical manufacturer and specify the services to be performed and the revenues and fees to be earned based on the delivery or completion of the services. The Company also earns revenues from its customers (primarily managed care organizations) for disease management services provided by Accordant Health Services, Inc. (Accordant), a wholly owned subsidiary acquired in November 2002. Accordant focuses on helping patients with complex, chronic and progressive diseases. The revenues of Accordant have been included in Clinical and Other services revenue since the date of the acquisition.

Cost of Revenues

Cost of revenues includes drug ingredient costs, labor, call center operations, information technology and other costs associated with the sale and/or dispensing of prescription drugs and providing clinical and other services. Rebates collected from pharmaceutical manufacturers on behalf of the Company’s health plan sponsor customers are recognized as a reduction of cost of revenues in accordance with EITF 02-16.

Selling, General and Administrative

Selling, general and administrative expenses reflect the costs of operations dedicated to generating new sales and maintaining existing customer relationships. These expenses also include costs relating to certain corporate functions including executive oversight, accounting, treasury, tax, legal, public affairs, human resources, procurement and other services.

Employee Stock-Based Compensation

SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” (SFAS 148) was issued to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to the stock-based employee compensation and it amends APB No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information.

The Company adopted the new disclosure provisions but continues to account for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for the options. Beginning in fiscal year 2001, all options were issued with an exercise price equal to the market price of the Company’s stock on the grant date. For the years ended March 31, 2003, 2002 and 2001, compensation expense of $824,000, $824,000 and $1.3 million, respectively, was recorded in each year for options granted in 2000. SFAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. Therefore, the Company has elected to continue applying the intrinsic value method under APB 25. Had compensation cost for these plans been determined consistent with SFAS 123 and 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts (in thousands):

	2003	2002	2001
Stock-based compensation, net of taxes:
As currently reported	$499	$499	$614
Pro forma	$13,447	$11,573	$5,544

	2003	2002	2001
Net income:
As currently reported	$168,390	$115,731	$21,674
Pro forma	$155,442	$104,657	$16,744
Basic net income per share:
As currently reported	$1.85	$1.37	$0.37
Pro forma	$1.71	$1.24	$0.29
Diluted net income per share:
As currently reported	$1.71	$1.18	$0.30
Pro forma	$1.58	$1.06	$0.23

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	2003	2002	2001

Expected life of options	3-5 years	3-5 years	3-5 years

Risk-free interest rate	2.68%	3.86%	5.74%

Expected volatility of stock	58%	64%	75%

Expected dividend yield	None	None	None

During each reporting period, fully diluted earnings per share are calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that the Company will receive in its tax return for income reported by the optionees in their individual tax returns.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In December 2002, the FASB issued SFAS 148 which amends SFAS 123 to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions were adopted as of March 31, 2003. The Company has not yet reached a determination of whether and, if so, when to change the existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In September 2002, the EITF released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16). Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. The Company had previously recorded rebates, net of the amount distributed to its customers and administrative fees as components of Clinical Services revenue. Prior period reclassification is allowed to the extent there is no impact on net income. The application of EITF 02-16 does not change the Company’s net income, gross profit or cash flows. As a result of the adoption, fiscal year 2003, 2002 and 2001 revenues have been reduced by $1.4 billion, $933.2 million and $533.9 million, respectively. Cost of revenues have been reduced by the same amounts.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145 “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. The Company is required to adopt SFAS 145 by April 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $1.5 million and

$5.3 million, net of tax for the years ended March 31, 2003 and 2002, respectively, will be reclassified to income before income taxes to conform to the requirements under SFAS 145.

In November 2001, the EITF released Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-9). Under the pronouncement, any consideration given to a customer is characterized as a reduction of revenues. This EITF applies to rebates the Company collects on behalf of its plan sponsor customers and was effective for interim periods beginning after December 15, 2001. The Company had previously recorded its revenues, net of the amount amounts paid to its customers, which is consistent with that specified in EITF 01-9, which the Company adopted in fiscal year 2002, with no impact to its financial position or results of operations.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities and therefore, does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations since the Company does not currently have any financial instruments with characteristics of both liabilities and equity.

3. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the periods presented. The weighted average diluted common shares outstanding were calculated under the “treasury stock” method in accordance with SFAS No. 128 “Earnings Per Share”.

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands). Options to purchase 2.4 million shares of common stock were outstanding at March 31, 2003 but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the applicable period (antidilutive). Antidilutive options to purchase shares of common stock at March 31, 2002 and 2001 were not material.

	Year Ended March 31,
	2003	2002	2001
Weighted average common shares outstanding—Basic	91,094	84,432	58,290
Preferred stock	—	—	7,500
Dilutive common stock equivalents:
Stock options and warrants	7,414	13,906	6,588

Weighted average common shares outstanding—Diluted	98,508	98,338	72,378

4. Goodwill and Intangibles

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective April 1, 2001. SFAS 142 requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of SFAS 142) is to be evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired.

The Company completed its annual impairment test during the fourth quarter of fiscal year 2003, which did not result in an impairment charge.

The following is a summary of goodwill activity for the dates indicated (amounts in thousands):

March 31, 2001	$1,282,192
PCS final purchase price adjustment	(136,605)
TheraCom acquisition	39,134
CHI	10,562
Other	3,642

March 31, 2002	1,198,925
Accordant acquisition (see Note 5)	51,074
Other	(1,485)

March 31, 2003	$1,248,514

The following is a summary of intangible assets at the dates indicated (amounts in thousands):

	Year Ended March 31, 2003	Year Ended March 31, 2002
Amortized intangible assets, gross:
Customer base	$285,600	$265,600
Other	19,130	19,100

	304,730	284,700

Accumulated amortization of amortized intangible assets:
Customer base	(22,881)	(13,280)

Other	(6,310)	(3,646)

	(29,191)	(16,926)

Amortized intangible assets, net	275,539	267,774

Non-amortized intangible assets:
Trade Name—PCS	105,267	105,267

	$380,806	$373,041

The $20.0 million increase in amortizable intangible assets during the fiscal year represents the customer base acquired in the Accordant acquisition, see Note 5. The weighted average amortization period for amortizable intangible assets is 27.6 years (28.0 years—customer base and 8.1 years—other).

Amortization expense of amortizable intangible assets was $12.3 million, $10.9 million and $14.0 million for the years ended March 31, 2003, 2002 and 2001, respectively. The future estimated amount of amortization expense of amortizable intangible assets is summarized below (in thousands):

Years Ending March 31,
2004	$13,484
2005	13,484
2006	12,380
2007	12,272
2008	11,576

Total	$63,196

Upon adoption of SFAS 142, the Company determined that the $105.3 million in trade names, acquired with the acquisition of PCS, had an indefinite useful life. Current circumstances and conditions continue to support that determination.

As required by SFAS 142 the results for the prior year’s financials have not been restated. The following table reflects net income and basic and diluted earnings per share, giving effect to SFAS 142 as if it were adopted on April 1, 2000 (in thousands):

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2003	2002	2001
Reported net income	$168,390	$115,731	$21,674

Add back: Goodwill amortization (net of tax)	—	—	21,562
Add back: Amortization of trade name and workforce	—	—	1,491

Adjusted net income	$168,390	$115,731	$44,727

Basic net income per share:
Reported net income per share	$1.85	$1.37	$0.37
Adjusted net income per share	$1.85	$1.37	$0.76

Diluted net income per share:
Reported net income per share	$1.71	$1.18	$0.30
Adjusted net income per share	$1.71	$1.18	$0.62

5. Acquisitions and Joint Ventures

In November 2002, the Company acquired 100% of the common stock of privately held Accordant, a disease management company that focuses on helping patients with complex, chronic and progressive diseases. The aggregate purchase price of $71.5 million, net of cash acquired, includes the final determination of the working capital adjustment and transaction costs. The results of Accordant have been included in the Company’s consolidated financial statements since the acquisition date. The agreement includes a provision for the payment of up to an additional $25 million, dependent upon Accordant achieving certain financial and operating targets in calendar year 2003. Any additional consideration will be paid during calendar year 2004 and treated as an adjustment to the purchase price. The acquisition of Accordant was accounted for using the purchase method of accounting, in accordance with SFAS 141, “Business Combinations”.

Shown below is the preliminary purchase price allocation (in thousands), which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Preliminary Purchase Price Allocation
Current assets	$5,524
Property and equipment	567
Goodwill	51,074
Customer base	20,000
Liabilities assumed	(5,616)

Net assets acquired	$71,549

The final allocation of the purchase price will be based on appraisals, which are currently being finalized. The $51.1 million of acquired goodwill is not tax deductible.

In August 2001, the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. The aggregate purchase included the issuance of 1.3 million shares of Class A common stock, of which 384,006 shares were placed in escrow. Of these, 166,956 of the escrowed shares were held in escrow as additional consideration for the acquisition of TheraCom, the payment of which was conditioned upon TheraCom achieving specific future financial performance goals. The remaining 217,050 shares were held in escrow to satisfy any indemnification claims the Company may have arising out of the acquisition, including those related to the settlement of certain outstanding TheraCom litigation. In addition, the Company paid $10.6 million to eliminate TheraCom’s outstanding indebtedness. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net identifiable assets and liabilities of TheraCom, $39.1 million, was recorded as goodwill. The Company also recognized $4.7 million in intangible customer contracts.

The Company determined that TheraCom achieved the specified performance goals and in January 2003, 166,956 shares were released to the former TheraCom shareholders from the additional consideration escrow. In January 2003, 34,188 shares of Class A common stock were also withdrawn from the indemnification claims escrow and returned to the Company to satisfy the indemnification claim arising from the settlement of litigation between TheraCom and one of its former shareholders. Any shares returned to the Company will be held in treasury.

In June 2001, the Company established a joint venture, AdvancePriority SpecialtyRx (the venture), with Priority Healthcare Corp. (Priority Health), a national specialty pharmacy and distribution company. Priority Health owned 49% and AdvancePCS owned 51% of the venture. Effective February 2003, the Company purchased Priority Health’s 49% of the venture, making AdvancePriority SpecialtyRx a wholly owned subsidiary. The acquisition was accounted for using the purchase method of accounting, in accordance with SFAS 141, “Business Combinations”.

In October 2000, the Company acquired all of the equity of PCS. The aggregate purchase price paid by the Company was approximately $1.0 billion, of which the Company paid Rite Aid, the seller, $675 million in cash and issued to Rite Aid $200 million in senior subordinated notes and $125 million in the Company’s convertible preferred stock. The senior subordinated notes were paid in full in March 2001 through proceeds obtained from the issuance of $200 million in Senior Notes. The cash portion of the purchase price was financed with the proceeds of an $825 million senior secured credit facility and $150 million in equity financing committed by Joseph, Littlejohn & Levy, Inc. (JLL). The acquisition of PCS has been accounted for using the purchase method of accounting. The Company incurred approximately $50 million in acquisition costs.

The allocation of the net purchase price is as follows (in thousands):

Assets	$667,274
Goodwill	1,075,652
Intangible assets	382,400
Liabilities assumed	(968,514)
Deferred income tax liability	(106,812)

Net purchase price	$1,050,000

The excess of the purchase price paid over the net identifiable assets and liabilities of PCS has been recorded as goodwill.

In July 2000, the Company completed a merger with First Florida International (FFI). The Company issued seven million shares of its Class A common stock in exchange for all of the outstanding shares of FFI. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The historical financial results have been restated in accordance with Accounting Principles Board Opinion (APB) No. 16 “Business Combinations” (APB 16) to reflect the merger as though FFI had always been a part of the Company.

In January 2000, the Company acquired a 19% interest in CHI, an Internet health portal development company, with an option to acquire the additional interest. Effective September 30, 2001 the Company acquired the remaining equity interests of CHI, which the Company did not previously own. The acquisition of the remaining interest was accounted for using the purchase method of accounting. The acquisition of the remaining 81% equity interest was completed with cash of $9.2 million, making CHI a wholly owned consolidated subsidiary. Prior to the complete acquisition of CHI, the Company had accounted for its 19% interest in CHI on the cost basis. In accordance with APB 18, all prior period financial statements have been restated to account for CHI as though the Company had accounted for its investment on the equity method.

6. Property and Equipment

Property and equipment and their respective useful lives consisted of the following (in thousands):

	March 31,		Useful Lives
	2003	2002
Land and Building	$11,988	$11,770	15 to 20 years
Leasehold Improvements	23,917	14,379	8 to 10 years
Furniture and Fixtures	17,696	13,573	8 to 10 years
Computer Equipment and Software	186,366	136,812	3 to 10 years
Equipment	11,874	9,742	3 to 5 years

	251,841	186,276
Less — Accumulated depreciation and amortization	(100,641)	(64,999)

	$151,200	$121,277

Depreciation and amortization expense for 2003, 2002 and 2001 was $34.7 million, $27.2 million and $17.1 million respectively.

7. Debt

The Company’s long-term debt consists of the following (in thousands):

	March 31,
	2003	2002
Asset Securitization Facility, with interest at funding agent’s A-1 +/P-1 commercial paper rate of 1.33% and 1.91%, respectively, plus .85% and .65%, respectively, due December, 2006	$259,998	$150,000

Senior Notes, with interest at 8 ½%, due March, 2008	187,825	200,000

Other	188	—

Term B, with interest at LIBOR plus 3.25%, due October, 2007	—	150,786

	448,011	500,786
Less current portion	(188)	(1,523)

Total Long Term Debt	$447,823	$499,263

In conjunction with the acquisition of PCS, the Company obtained an $825 million Senior Secured Credit Facility that included a $175 million revolving credit facility, a $100 million interim revolving credit facility and two term notes (Term A and Term B) totaling $550 million. The Term A note was due on October 2, 2005 but was fully repaid in fiscal 2002 from the proceeds of the Company’s equity offering along with a portion of the Term B note, see Note 12. The remainder of the Term B note was repaid with the proceeds from the Asset Securitization Facility, discussed below. The $100 million interim facility was eliminated, and the revolving credit facility expires on October 2, 2005. As of March 31, 2003, the Company had no amount outstanding under this revolving credit facility.

In September 2002, the Company amended its Senior Secured Credit Facility to increase the size of its revolver from $175 million to $275 million. No amounts were outstanding under the revolving facility at March 31, 2003. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. The Company is in compliance with all covenants.

Also in connection with its acquisition of PCS, the Company issued to Rite Aid, $200 million in senior subordinated notes. In March 2001, the Company issued $200 million of Senior Notes due 2008 (Senior Notes). The proceeds from this offering were used to retire the $200 million senior subordinated notes due 2010 that were issued to Rite Aid. In the second quarter of fiscal year 2003, the Company repurchased a portion of the Senior Notes with a face value of approximately $12.2 million in open market transactions. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent.

The Senior Notes are guaranteed until the due date or when repaid, if sooner, for the outstanding balance, by all of the Company’s existing and future domestic subsidiaries (Guarantors), other than receivables subsidiaries, as defined in the Senior Notes indenture, and certain other subsidiaries not otherwise required to be guarantors under the terms of the indenture. After issuance of the Senior Notes, the Company created subsidiaries that are not required to guarantee the Senior Notes. All of the subsidiaries that have guaranteed the Senior Notes are 100% owned, directly or indirectly by AdvancePCS. Each of the Guarantors jointly and severally, unconditionally guarantee that the principal, and interest, as well as, penalties, fees, indemnifications, reimbursements and damages, if any, payable under the Senior Notes will be promptly paid in full when due, whether at maturity, by acceleration, redemption or otherwise. See the guarantor condensed consolidating financial statements in Note 8.

In December 2001, the Company securitized certain of its accounts receivable pursuant to a $150 million facility (the Asset Securitization Facility). The Company used the proceeds to repay $150 million of its Term B note that had a balance outstanding of approximately $300 million at that time. In June 2002, the Company increased its Asset Securitization Facility to $300 million. The Company used the proceeds to pay the remaining $150 million of its Term B note. The Asset Securitization Facility is included in the Company’s debt balance as of March 31, 2003 and 2002 and will continue to be reflected “on-balance sheet”.

In connection with the bank debt repayments made during fiscal year 2003 and 2002 and the securitization, the Company recorded an extraordinary loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million and $8.8 million ($1.5 million and $5.3 million, net of taxes), respectively.

In order to hedge variable rate interest payments made in conjunction with the Company’s debt, the Company entered into an interest rate protection agreement that has fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million. The notional amount was reduced by $100 million in October 2001 and 2002. As of March 31, 2003, the notional amount was $200 million. The swap will expire in October 2003. The Company is accounting for this interest rate swap as a cash flow hedge in accordance with SFAS 133. The fair value of the swap, an obligation of $5.6 million and $14.5 million at March 31,

2003 and 2002, respectively, was based upon quoted market prices. The fair value represents the estimated amount the Company would have to pay to terminate the swap agreement taking into account current interest rates. The related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. During the years ended March 31, 2003 and 2002, the amount of changes in other comprehensive income, net of taxes was $5.4 million and $8.8 million, respectively, and the net amount reclassified into earnings (interest expense) was $5.8 million and $1.6 million, respectively. The estimated net amount of the existing losses reported in accumulated other comprehensive income at March 31, 2003 that are expected to be reclassified into earnings as interest expense within the next 12 months is $5.6 million.

This agreement is a cash flow hedge, as it requires the Company to pay fixed-rates of interest, which hedges against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of the Company’s swap agreement is reported on the consolidated balance sheets in other liabilities ($5.6 million pre-tax at March 31, 2003) and the related gains or losses on this agreement are deferred in stockholders’ equity as a component of other comprehensive income (a charge of $5.4 million, net of taxes). These deferred gains or losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. As the hedge expires in October 2003, the entire amount of the existing gains or losses reported in accumulated other comprehensive income at March 31, 2003 is expected to be reclassified into earnings in fiscal 2004.

The following represents, as of March 31, 2003, the schedule of current maturities for the Company’s debt (in thousands):

Years Ending March 31,
2004	$188
2005	—
2006	259,998
2007	—
2008	187,825
Thereafter	—

Total long-term debt	$448,011

8. Condensed Consolidating Financial Information

In March 2001, the Company issued $200 million of Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of the existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Indenture. Subsequent to the issuance of the Senior Notes and in accordance with the terms of the Indenture, the Company has created unrestricted subsidiaries and receivables subsidiaries that have not guaranteed these notes. Presented below are condensed consolidating balance sheets as of March 31, 2003 and 2002, the condensed consolidating statements of operations for the year ended March 31, 2003, 2002 and 2001, and the condensed consolidating statement of cash flows for the year ended March 31, 2003, 2002 and 2001 of AdvancePCS (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) (in thousands):

Condensed Consolidating Balance Sheets:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
As of March 31, 2003
Cash	$96,490	$—	$14,757	$—	$111,247
Accounts receivable	—	1,087,425	540,506	—	1,627,931
Inventories	—	95,756	3,673	—	99,429
Prepaid expenses and other	—	25,647	—	—	25,647

Current assets	96,490	1,208,828	558,936	—	1,864,254
Property and equipment, net	—	150,543	657	—	151,200
Equity investment	413,829	—	—	(413,829)	—
Intercompany	649,175	(398,569)	(250,606)	—	—
Goodwill and intangible assets, net	—	1,628,677	643	—	1,629,320
Other assets	14,899	53,069	2	—	67,970

Total assets	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Current liabilities	$10,446	$2,081,692	$20,404	$—	$2,112,542
Long-term debt, less current portion	187,825	—	259,998	—	447,823
Deferred income taxes	—	147,739	64	—	147,803
Other liabilities	5,648	25,711	2,743	—	34,102

Total liabilities	203,919	2,255,142	283,209	—	2,742,270
Common stock	955	—	—	—	955
Additional paid in capital	750,446	(1,275)	1,275	—	750,446

Other comprehensive income	(11,596)	—	—	—	(11,596)
Equity earnings	413,829	—	—	(413,829)	—
Accumulated earnings	(73,309)	388,681	25,148	—	340,520
Treasury stock	(109,851)	—	—	—	(109,851)

Stockholders’ equity	970,474	387,406	26,423	(413,829)	970,474

Total liabilities and stockholders’ equity	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

As of March 31, 2002
Cash	$116,983	$—	$22,162	$—	$139,145
Accounts receivable	—	883,204	342,725	—	1,225,929
Inventories	—	65,336	—	—	65,336
Prepaid expenses and other	946	17,062	—	—	18,008

Current assets	117,929	965,602	364,887	—	1,448,418
Property and equipment, net	—	121,008	269	—	121,277
Equity investment	219,818	1,275	—	(221,093)	—
Intercompany	894,441	(689,155)	(205,286)	—	—
Goodwill and intangible assets, net	—	1,571,966	—	—	1,571,966
Other assets	24,301	58,002	—	—	82,303

Total assets	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Current liabilities	$15,479	$1,657,982	$3,881	$—	$1,677,342
Long-term debt, less current portion	349,263	—	150,000	—	499,263
Deferred income taxes	—	134,840	38	—	134,878
Other liabilities	14,487	20,734	—	—	35,221

Total liabilities	379,229	1,813,556	153,919	—	2,346,704
Common stock	929	—	—	—	929
Additional paid in capital	715,662	—	2,500	(1,275)	716,887
Other comprehensive income	(12,686)	—	—	—	(12,686)
Equity earnings	219,818	—	—	(219,818)	—
Accumulated earnings	(46,463)	215,142	3,451	—	172,130

Stockholders’ equity	877,260	215,142	5,951	(221,093)	877,260

Total liabilities and stockholders’ equity	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Condensed Consolidating Statement of Operations:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Year Ended March 31, 2003
Total revenues	$—	$14,035,895	$128,969	$(53,985)	$14,110,879
Cost of operations	—	13,753,040	87,421	(53,985)	13,786,476

Operating income	—	282,855	41,548	—	324,403
Interest (expense) income, net	(36,871)	6,488	(8,189)	—	(38,572)
Loss from joint venture	(5,036)	—	—	—	(5,036)

Income (loss) before income taxes	(41,907)	289,343	33,359	—	280,795
Income tax benefit (provision)	16,553	(115,805)	(11,662)	—	(110,914)

Net income (loss) before equity earnings and extraordinary loss	(25,354)	173,538	21,697	—	169,881
Equity earnings in subsidiaries	195,235	—	—	(195,235)	—
Extraordinary loss on early retirement of debt, net of taxes	(1,491)	—	—	—	(1,491)

Net income	$168,390	$173,538	$21,697	$(195,235)	$168,390

Year Ended March 31, 2002
Total revenues	$—	$12,172,394	$10,361	$(8,634)	$12,174,121
Cost of operations	—	11,918,747	3,497	(8,634)	11,913,610

Operating income	—	253,647	6,864	—	260,511
Interest (expense) income, net	(65,143)	9,176	(1,612)	—	(57,579)
Loss from joint venture	(2,871)	—	—	—	(2,871)

Income (loss) before income taxes	(68,014)	262,823	5,252	—	200,061
Income tax benefit (provision)	26,865	(104,079)	(1,801)	—	(79,015)

Net income (loss) before equity earnings and extraordinary loss	(41,149)	158,744	3,451	—	121,046
Equity earnings in subsidiaries	162,195	—	—	(162,195)	—
Extraordinary loss on early retirement of debt, net of taxes	(5,315)	—	—	—	(5,315)

Net income	$115,731	$158,744	$3,451	$(162,195)	$115,731

Year Ended March 31, 2001 (unaudited)
Total revenues	$—	$6,490,391	$—	$—	$6,490,391
Cost of operations	—	6,401,344	—	—	6,401,344

Operating income	—	89,047	—	—	89,047
Interest (expense) income, net	(45,036)	3,154	—	—	(41,882)
Merger costs and other	(1,200)	—	—	—	(1,200)

Income (loss) before income taxes	(46,236)	92,201	—	—	45,965
Income tax benefit (provision)	24,413	(48,704)	—	—	(24,291)

Net income (loss) before equity earnings	(21,823)	43,497	—	—	21,674
Equity earnings in subsidiaries	43,497	—	—	(43,497)	—

Net income	$21,674	$43,497	$—	$(43,497)	$21,674

Condensed Consolidating Statement of Cash Flows:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Year Ended March 31, 2003
Net cash (used in) provided by operating activities	$(27,183)	$456,054	$(160,268)	$—	$268,603

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	1,201	—	—	1,201
Purchase of property and equipment	—	(68,750)	(589)	—	(69,339)
Other investing activities	(1,900)	(75,493)	(1,868)	—	(79,261)

Net cash used in investing activities	(1,900)	(143,042)	(2,457)	—	(147,399)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	17,170	—	—	—	17,170
Purchase of Class A Common Stock—Treasury Stock	(111,468)	—	—	—	(111,468)
Deferred financing costs	(1,655)	—	—	—	(1,655)
Repayment of debt	(163,147)	—	—	—	(163,147)
Net borrowings on asset securitization facility	—	—	109,998	—	109,998
Net intercompany transactions	267,690	(313,012)	45,322	—	—

Net cash provided by (used in) financing activities	8,590	(313,012)	155,320	—	(149,102)

Decrease in cash and cash equivalents	(20,493)	—	(7,405)	—	(27,898)

Cash and cash equivalents, beginning of year	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of year	$96,490	$—	$14,757	$—	$111,247

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Year Ended March 31, 2002
Net cash (used in) provided by operating activities	$(45,180)	$523,814	$(335,347)	$—	$143,287

Cash flows from investing activities:
Purchase of property and equipment	—	(50,836)	(276)	—	(51,112)
Other investing activities	(14,624)	—	2,500	(1,225)	(13,349)

Net cash (used in) provided by investing activities	(14,624)	(50,836)	2,224	(1,225)	(64,461)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	306,636	—	—	—	306,636
Capital contribution—SpecialtyRx	—	—	—	1,225	1,225
Deferred financing costs	(2,756)	—	—	—	(2,756)
Repayment of debt	(409,834)	—	—	—	(409,834)
Net activity on credit facilities	(95,000)	—	—	—	(95,000)
Net borrowings on asset securitization facility	—	—	150,000	—	150,000
Net intercompany transactions	267,693	(472,978)	205,285	—	—

Net cash provided by (used in) financing activities	66,739	(472,978)	355,285	1,225	(49,729)

Increase in cash and cash equivalents	6,935	—	22,162	—	29,097

Cash and cash equivalents, beginning of year	110,048	—	—	—	110,048

Cash and cash equivalents, end of year	$116,983	$—	$22,162	$—	$139,145

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Year Ended March 31, 2001 (unaudited)
Net cash provided by operating activities	$(15,369)	$107,649	$—	$—	$92,280

Cash flows from investing activities:
Purchase of property and equipment	—	(41,197)	—	—	(41,197)
Other investing activities	(722,045)	—	—	—	(722,045)

Net cash used in investing activities	(722,045)	(41,197)	—	—	(763,242)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	6,759	—	—	—	6,759
Stock issued to fund acquisition	150,000	—	—	—	150,000
Issuance of debt to fund acquisition	620,000	—	—	—	620,000
Issuance of senior notes to fund acquisition	200,000	—	—	—	200,000
Deferred financing costs	(18,903)	(3,119)	—	—	(22,022)
Net activity on credit facilities	(25,000)	—	—	—	(25,000)
Repayment of Rite Aid senior subordinated notes	(200,000)	—	—	—	(200,000)

Distributions to FFI owners	(3,970)	—	—	—	(3,970)
Net intercompany transactions	63,333	(63,333)	—	—	—

Net cash provided by (used in) financing activities	792,219	(66,452)	—	—	725,767

Increase in cash and cash equivalents	54,805	—	—	—	54,805

Cash and cash equivalents, beginning of year	55,243	—	—	—	55,243

Cash and cash equivalents, end of year	$110,048	$—	$—	$—	$110,048

9. Stock Option Plan

At March 31, 2003, the Company had two stock-based compensation plans: Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan (the “Plans”). The Plans provide for the granting of qualified stock options and incentive options to officers, directors, advisors and employees of the Company. The options must be granted with exercise prices that equal or exceed the market value of the Common Stock at the date of grant; however, exceptions to this requirement may be granted by the compensation committee or Board under the 1997 Nonstatutory Stock Option Plan. As of March 31, 2003, the number of shares of Common Stock issuable under the Plans may not exceed 24.0 million shares. The Plans are administered by a compensation committee appointed by the Board of Directors of the Company.

The stock options generally vest over 5-year periods. In the event of the sale or merger in which an outside corporation gains 50% or greater ownership of the Company, options granted to certain employees become 100% vested. In addition, options granted to certain employees may become 100% vested in certain circumstances involving termination of their employment with the Company. The options are exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 2003, 6.0 million options were vested at exercise prices of $0.30 to $34.65 per share. The Company recognized compensation expense related to options granted in 2000 of approximately $824,000, $824,000 and $1.3 million for the years ended March 31, 2003, 2002 and 2001, respectively.

SFAS 123 establishes a fair value-based method of accounting for stock-based compensation. The Company has elected to adopt SFAS 123 through disclosure with respect to employee stock-based compensation. The following table summarizes the Company’s stock option activity.

	2003		2002		2001
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of year	15,387,000	$12.99	16,136,000	$9.35	11,142,000	$5.79
Granted	1,053,000	25.62	2,340,000	29.53	7,801,000	12.76
Exercised	(2,188,000)	7.84	(2,721,000)	5.29	(2,147,000)	3.17
Canceled	(912,000)	16.92	(368,000)	15.45	(660,000)	9.94

Outstanding at end of year	13,340,000	$14.56	15,387,000	$12.99	16,136,000	$9.35

Exercisable at end of year	5,964,000	$10.68	5,130,000	$7.87	4,596,000	$4.42
Price range	$ 0.30 to $ 34.65		$ 0.30 to $ 34.65		$ 0.30 to $ 14.54
Weighted average fair value of options granted	$10.49		$13.41		$ 6.74

The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 13.3 million options outstanding as of March 31, 2003.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Contractual Life (yrs.)	Shares	Weighted Avg. Exercise Price
$0.30 to $ 3.46	898,000	$2.52	3.5	898,000	$2.52
$3.47 to $ 6.93	177,000	5.73	6.2	80,000	5.16
$6.94 to $10.39	6,303,000	9.29	6.7	3,568,000	9.11
$10.40 to $13.86	477,000	11.90	6.6	195,000	12.27
$13.87 to $17.32	2,156,000	15.63	7.3	681,000	15.73
$17.33 to $20.79	268,000	20.14	8.8	60,000	19.60
$20.80 to $24.25	270,000	22.17	8.6	19,000	23.12
$24.26 to $27.72	365,000	25.91	9.6	5,000	26.90
$27.73 to $31.18	2,032,000	29.17	8.5	392,000	29.13
$31.19 to $34.65	394,000	32.80	8.7	66,000	33.84

$0.30 to $34.65	13,340,000	$14.56	7.0	5,964,000	$10.68

10. Retirement Plan Benefits

In connection with the acquisition of PCS, the Company acquired certain existing retirement plans. Pursuant to the acquisition, the Defined Benefit Pension Plan was amended to, among other things, prohibit new entrants and freeze certain benefits. The funded status and amounts recognized in the consolidated balance sheets at March 31, 2003 and 2002 for the Company’s defined benefit pension and retiree health benefit plans, as well as changes in the benefit obligation and plan assets subsequent to the acquisition, were as follows (in thousands):

	Year Ended March 31, 2003		Year Ended March 31, 2002
	Defined Benefit Pension Plan	Retiree Health Benefits	Defined Benefit Pension Plan	Retiree Health Benefits
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$24,973	$12,243	$25,083	$8,546
Service cost	945	1,839	2,046	1,939
Interest cost	1,782	787	1,499	776
Plan amendment loss / (gain)	16	(1,417)	—	(2,009)
Actuarial loss / (gain)	4,285	5,568	(3,146)	3,140
Benefits paid	(590)	(165)	(509)	(149)

Benefit obligation end of fiscal year	31,411	18,855	24,973	12,243

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	23,033	—	23,153	—
Actual return on plan assets	(2,499)	—	374	—
Employer contribution	15	165	15	149
Benefits paid	(590)	(165)	(509)	(149)

Fair value of plan assets at end of fiscal year	19,959	—	23,033	—

Funded status	(11,452)	(18,855)	(1,940)	(12,243)
Plan amendment loss / (gain)	15	(3,078)	—	(2,009)
Unrecognized net actuarial loss	15,904	8,867	6,728	3,500

Net amount recognized loss / (gain)	4,467	(13,066)	4,788	(10,752)

Amounts recognized in consolidated balance sheets consisted of:
Accrued benefit liability	(9,052)	(13,066)	(1,647)	(10,752)
Intangible asset	30	—	—	—
Deferred tax asset	5,335	—	2,586	—
Charge to other comprehensive income, net of tax	8,154	—	3,849	—

Net amount recognized loss / (gain)	$4,467	$(13,066)	$4,788	$(10,752)

Weighted-average assumptions as of end of fiscal year:
Discount rate	6.5%	6.5%	7.25%	7.25%
Expected return on plan assets	8.5%	—	8.50%	—
Rate of compensation increase	5.0%	—	5.90%	—

Health care trend rates were assumed to increase at an annual rate of 8.5% in 2004 and decrease 0.5% per year to 5.5% in 2010 and held constant thereafter.

Net pension and retiree health benefit expense for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, include the following components (in thousands):

	March 31, 2003		March 31, 2002		March 31, 2001
	Defined Benefit Pension Plan	Retiree Health Benefits	Defined Benefit Pension Plan	Retiree Health Benefits	Defined Benefit Pension Plan	Retiree Health Benefits
Components of net periodic benefit cost:
Service cost	$945	$1,839	$2,046	$1,939	$1,561	$685
Interest cost	1,782	787	1,499	776	747	332
Expected return on plan assets	(2,393)	—	(2,501)	—	(882)	—
Amortization of prior service costs	1	(348)	—	107	—	—
Amortization of net loss (gain)	1	201	—	12	(133)	143

Net periodic benefit cost	$336	$2,479	$1,044	$2,834	$1,293	$1,160

The assumed health care cost trend rates have a significant effect on the retiree health benefits amounts reported. If these trend rates were to be increased by one percentage point each future year, the March 31, 2003 accumulated post retirement benefit obligation would increase by $2.0 million and the aggregate of the service cost and interest components of the 2003 annual expense would increase by $544,000. A one percentage point decrease in these rates would decrease the March 31, 2003 accumulated post retirement benefit obligation by $1.6 million and the aggregate of the 2003 service cost and interest cost components of the 2003 annual expense would decrease by $435,000.

All defined plan benefit obligations have been adjusted to reflect the effect of plan changes adopted as of the acquisition of PCS. Any associated gain or loss relating to these changes is not reflected in the operations of the Company. The defined benefit pension plan was acquired with the PCS acquisition and was frozen to new participants since the acquisition date.

The Company also sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Company contributions to the plans are based on employee contributions and the level of Company match. Expenses under the plan totaled $6.7 million, $5.8 million and $2.7 million during fiscal years 2003, 2002 and 2001, respectively.

11. Stock Transactions

Share Repurchase Program

On June 6, 2002, the Company filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions. During the year ended March 31, 2003, the Company purchased 5.5 million shares under this repurchase program, which are included in treasury stock, at a cost of $111.5 million.

TheraCom

In August 2001, the Company acquired Dresing-Lierman, Inc. and its wholly owned subsidiary, TheraCom Inc. (collectively, TheraCom). The purchase price included the issuance of 1.3 million shares of Class A common stock, of which 384,006 shares were placed in escrow. Of these, 166,956 of the escrowed shares were held in escrow as additional consideration for the acquisition of TheraCom, the payment of which was conditioned upon TheraCom achieving specific future financial performance goals. The remaining 217,050 shares were held in escrow to satisfy any indemnification claims the Company may have arising out of the acquisition, including those related to the settlement of certain outstanding TheraCom litigation. All 384,006 shares held in escrow were included in the Company’s calculation of basic earnings per share beginning with the quarter ended September 30, 2002.

The Company determined that TheraCom achieved the specified performance goals and in January 2003, 166,956 shares were released to the former TheraCom stockholders from the additional consideration escrow. In January 2003, 34,188 shares of Class A common stock were also withdrawn from the indemnification claims escrow and returned to the Company to satisfy the Company’s indemnification claim arising from the settlement of litigation between TheraCom and one of its former stockholders. Any shares returned to the Company will be held in treasury.

12. Stockholders’ Equity

Common Stock

At the 2001 Annual Meeting of Stockholders held on November 1, 2001, the Company amended and restated the Certificate of Incorporation to provide as follows:

—	Increased the number of authorized shares of Class A common stock to 186,999,000,
—	Increased the number of authorized shares of Class B-1 common stock to 13,000,000 and
—	Decreased the number of authorized shares of Class B-2 common stock to 1,000.

In August 2001, the Company completed the sale of nine million shares of Class A common stock pursuant to an S-3 shelf registration. The proceeds, net of offering costs, of approximately $291 million were used to reduce debt. The Term A note of approximately $147 million was fully repaid and the remaining $144 million was used to repay a portion of the outstanding Term B note. Of the 11.4 million shares registered, approximately 2.4 million shares remain available under the shelf registration. In addition, during the three-month period ended September 30, 2001 the Company’s preferred stockholders converted their preferred shares totaling 65,854 shares, into 6.6 million shares of Class B-1 common stock. No preferred shares are issued and outstanding as of March 31, 2003.

In connection with the acquisition of PCS in fiscal year 2001, the Company issued Rite Aid 125,000 shares of Series A-2 Convertible Preferred Stock that was convertible into Class B-2 common stock for $125 million. In addition, the Company issued Joseph, Littlejohn & Levy, Inc. (JLL) 8.4 million shares of Class B-1 common stock and 65,854 shares of Series A-1 Preferred Convertible Stock for $150 million. Both Rite Aid and JLL have converted 100% of their preferred shares to common stock. In addition, both Rite Aid and JLL have converted a portion of their Class B common stock to Class A common stock. As of March 31, 2003, JLL holds 12.9 million shares of Class B-1 common stock and Rite Aid holds 200 shares of Class B-2 common stock. Class B common stock is convertible into Class A common stock on a one for one basis.

Common Stock Voting Rights

Class A common stock entitles the holder to one vote on each matter submitted to stockholders for vote. Class B-1 and B-2 common stock entitles the holder to vote as a single class with the holders of Class A common stock. The affirmative vote of at least 2/3’s of the outstanding shares of Class B-1 and B-2 common stock is required to authorize certain actions including a change in bylaws to adversely affect this class of stock, amendment or repeal of Series A-1 and A-2 certificates of designation, authorization of the issuance of additional shares of Class B-1 and B-2 common stock, increasing the number of Company directors and incurring certain indebtedness.

Warrants to Purchase Common Stock

In connection with the issuance of the senior subordinated notes described in Note 7, the Company issued Rite Aid warrants to purchase 1.6 million shares of its Class A common stock. The warrants terminated once the senior subordinated notes were repaid in March 2001.

The Company has issued warrants to five of its key health plan sponsor customers representing the right to purchase up to a total of 1.4 million shares of its common stock at prices per share ranging from $8.16 to $30.10. The right to exercise each warrant vests in equal installments on the first five anniversaries of the date of grant so long as the customer’s service agreement remains in effect. At March 31, 2003, approximately one million warrants were exercisable. Subsequent to March 31, 2003, 640,000 warrants were exercised.

The Company follows the guidance of EITF 96-18, under which the measurement date is the earlier of the performance commitment date or completed performance date. The Company chose not to retroactively apply EITF 96-18 to the eligible warrants, but chose to apply this EITF prospectively to new arrangements and any modifications of existing arrangements.

The Company has reserved shares of common stock at March 31, 2003, for the following (in thousands):

Exercise of stock options	17,729
Conversion of B shares	12,194
Exercise of warrants	1,413

31,336

13. Acquisition Integration

Merger costs

Net income for the year ended March 31, 2001 reflected a pre-tax charge of $1.2 million ($926,000 after taxes, or $.01 per diluted share) relating to merger costs incurred in connection with the merger with FFI.

Non-recurring and impairment expenses

Net income for the year ended March 31, 2001 reflects non-recurring and impairment expenses of $11.1 million ($6.8 million after taxes, or $0.09 per diluted share) and represents facility impairment costs and severance costs related to the integration and rationalization of PCS and Advance Paradigm personnel and facilities. The determination of the impairment loss was based on an evaluation of future cash flows from operation of the mail facility to be abandoned. The net book value of the facility and its assets including property, equipment and software totaled $2.9 million. In addition, the expenses include severance costs for mail facility and other AdvancePCS management employees that were terminated or resigned as a result of the acquisition with PCS. All of these severance costs to management employees were paid prior to March 31, 2001. Payments made to terminated employees were based substantially on a standard severance package available to employees. The following summarizes the expenses (in thousands):

Facility closure	$8,768
Severance and other employee costs	2,185
Other	176

Total non-recurring & impairment expenses	$11,129

Net income for the year ended March 31, 2002 reflects non-recurring and impairment expenses of $1.8 million ($1.1 million after taxes, or $0.01 per diluted share). This amount primarily represents a human resources information system write-off and retention costs related to the integration and rationalization of PCS and the Company personnel and facilities.

14. Leases

The Company leases office and dispensing facility space, equipment and automobiles under various operating leases. The Company was obligated to make future minimum payments under noncancelable operating lease agreements as of March 31, 2003, as follows (in thousands):

Years Ending March 31, 2004	$37,224
2005	27,079
2006	21,060
2007	14,490
2008 and thereafter	127,200

Total minimum lease payments	$227,053

Total rent expense incurred in the years ended March 31, 2003, 2002 and 2001 was approximately $40.9 million, $34.7 million and $18.7 million, respectively. Certain office and facility leases include renewal options at the prevailing market rates at the time of renewal.

15. Commitments and Contingencies

The Company has entered into long-term employment and noncompete agreements with certain management employees. These employment agreements provide for certain minimum payments should the agreements be terminated.

In November 1999, PCS Health Systems, Inc. (PCS), a subsidiary of PCS Holding Corporation, which was acquired by the Company in October 2000, received a subpoena from the Department of Health and Human Services OIG requesting that PCS produce documents in connection with an industry-wide investigation. The investigation is ongoing and being pursued under the direction of the United States Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation appears to involve a review of the practices of pharmacy benefit management companies (PBMs) under federal anti-kickback statutes and other laws and regulations. Specifically, the focus of the investigation appears to be PBMs’ relationships with pharmaceutical manufacturers and retail pharmacies and PBMs’ programs relating to drug formulary compliance, including rebate and other payments made by pharmaceutical manufacturers to PBMs, and payments made by PBMs to retail pharmacies in connection with therapeutic intervention activity. The Company provided documents responsive to the subpoena. The United States Attorney’s Office also contacted some of the pharmaceutical manufacturers with which the Company has agreements and has asked them to provide copies of documents relating to their agreements with the Company. The United States Attorney General also issued Civil Investigative Demands (CIDs) seeking to compel the depositions of eight of the Company’s current and former employees.

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs. Since entry of that order the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government recently requested the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies. The Company continues to cooperate with the OIG. The Company already has produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of the Company’s programs and practices. The Company believes that its programs, including those prior to the PCS acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor United States Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, the Company could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause the Company’s business, profitability and growth prospects to suffer materially.

In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is a fiduciary, as that term is defined in the Employee Retirement Income Security Act (ERISA), and that the Company has breached its fiduciary obligations under ERISA in connection with its development and implementation of formularies, preferred drug listings and intervention programs for its sponsors of ERISA health plans. In particular, plaintiffs allege that the Company’s therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiffs are seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA as alleged in the complaint. Although the ultimate outcome is uncertain, an adverse determination could potentially cause the Company to change its business practices with respect to formularies, preferred drug listings, intervention programs, and rebates, potentially reducing its profitability and growth prospects. A class of plaintiffs has not yet been certified and the Company has opposed such certification. AdvancePCS has denied all allegations of wrongdoing and is vigorously defending this suit.

AdvancePCS is also a party to the following lawsuits, each filed by the same counsel for different plaintiffs in the United States District Court in Arizona, that allege that AdvancePCS acts as an ERISA fiduciary and that its has breached certain fiduciary obligations under ERISA.

•	Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, was a class action filed on or about December 17, 2001. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan.

•	Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS is a class action that was served on or about April 19, 2002. The case purports to be brought on behalf of a class of self-funded health plans; however, a class has not been certified and the Company will oppose such certification. On about March 31, 2003, the Company was served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purports to be brought as a class action on behalf of self-funded plans the Company moved to consolidate the Glanton and Mackner cases. On May 14, 2003, the United States District Court consolidated Mackner into Glanton.

As to all the Arizona ERISA cases, the Company believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

The Company was served as a defendant in two California state court cases in 2003, one of which was brought by the same plaintiff’s counsel that represents the plaintiffs in the Arizona ERISA cases. One was filed on or about March 17, 2003 in Los Angeles County Superior Court (American Federation of State, County & Municipal Employees (“AFSCME”) v. AdvancePCS, et al., case number BC292227) against AdvancePCS and other leading PBMs. The other was filed on or about March 26, 2003 in Alameda County Superior Court against AdvancePCS and several other defendants (Irwin v. AdvancePCS, et al., case number RG03088693) and is styled as a class action brought on behalf of a class of all public employees that participate in non-ERISA prescription drug benefit plans; however, a class has not been certified and the Company will oppose such certification. These two California cases allegedly involve non-ERISA plans and make the same general allegations of wrongdoing as made in the Arizona ERISA actions but are brought under California’s Unfair Competition Law rather than ERISA. Since the two California actions are related, the Company will seek to have them coordinated.

Although the ultimate outcome in these Arizona ERISA and California non-ERISA cases is uncertain, an adverse determination could potentially cause the Company to change its business practices with respect to formularies, preferred drug listings, rebates, and intervention programs, potentially reducing the Company’s profitability and growth prospects. The Company has denied all allegations of wrongdoing and is vigorously defending these suits.

On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against the Company for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that the Company created confusion among certain AARP members and pharmacists through the launch of its prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. The Company moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. The Company appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In April 2003, AARP and United amended their complaint to include a punitive damages allegation. The Company has denied AARP and United’s allegations, moved to dismiss the complaint and are vigorously defending this matter. In addition, in May 2003 the Company amended its answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of its prescription drug discount program. Discovery in connection with these claims is ongoing.

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

16. Income Taxes

AdvancePCS accounts for income taxes under the provisions of SFAS 109 “Accounting for Income Taxes”. A reconciliation of the statutory federal incomes tax rate and the effective tax rate for the years ended March 31, 2003, 2002 and 2001 is provided below:

	2003	2002	2001
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
Non-deductible goodwill and intangible amortization	—	—	20.7%
State taxes, net of federal benefit	4.0%	4.1%	4.9%
Intangible amortization	—	—	(8.8)%
Other, net	0.5%	0.4%	1.0%

Effective tax rate	39.5%	39.5%	52.8%

The income tax provision consists of the following (in thousands):

	2003	2002	2001
Current	$109,200	$53,067	$23,798
Deferred	1,714	25,948	493

	$110,914	$79,015	$24,291

Deferred taxes reflect the tax consequences on future years due to temporary differences between the tax basis of assets and liabilities and their financial reporting basis and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities and the changes in those assets and liabilities are as follows (in thousands):

	March 31, 2003	Changes	March 31, 2002
Deferred tax assets:
Accruals and reserves	$23,095	$10,175	$12,920
Non-recurring and impairment charges	3,710	—	3,710
Investment in Joint Venture	1,117	73	1,044
Federal net operating loss	5,413	5,413	—
Other	1,174	326	848

	34,509	15,987	18,522

Deferred tax liabilities:
Intangible assets	(156,673)	(13,378)	(143,295)
Amortization of deductible goodwill	(7,146)	(1,952)	(5,194)
Depreciation	(8,174)	(2,133)	(6,041)
Prepaids	(1,984)	(1,984)	—
Other	(515)	(413)	(102)

	(174,492)	(19,860)	(154,632)

Net deferred tax liability	$(139,983)	$(3,873)	$(136,110)

Deferred tax asset / (liability), short term	$7,820	$9,052	$(1,232)

Deferred tax liability, long term	$(147,803)	$(12,925)	$(134,878)

At March 31, 2003, the Company had cumulative federal and state income tax net operating loss carryforwards of approximately $44.8 million, which are generally available to reduce future taxable income. If not utilized to offset future taxable income, these net operating loss carryforwards will expire on various dates through 2021, with 65% of the total carryforwards expiring from 2014 to 2021. In addition to these carryforwards, the Company has approximately $11.5 million of state tax credit carryforwards which if not utilized to offset future income tax, will expire ratably from 2004 through 2021. Currently the Company has recorded a valuation allowance for the full value of the state tax credits as the Company may not be able to utilize the state tax credits prior to their expiration. Upon subsequent utilization of the state tax credits, the valuation allowance will be allocated as a reduction of goodwill.

17. Selected Quarterly Financial Data (Unaudited)

During 2003, the Company adopted EITF 02-16. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. Accordingly, the Company’s revenues for the first through fourth quarters of 2003 and 2002 have been reduced by $357,000, $349,900, $348,700 and $374,100 and $226,300, $219,300, $219,700 and $267,900, respectively. Cost of revenues has been reduced by the same amounts. These amounts represent the gross amount of rebates and administrative fees received from pharmaceutical manufacturers. The Company has previously recorded rebates, net of the amount paid to customers and administrative fees as components of the Company’s Clinical services and other revenue. The Company’s consolidated gross profit was not impacted as a result of adopting this EITF.

	Year Ended March 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Revenues(1)	$3,235,272	$3,502,767	$3,757,689	$3,615,151
Gross profit	125,347	135,462	140,957	153,882
Loss from joint venture	(1,033)	(1,224)	(1,253)	(1,526)
Net income before extraordinary loss	36,835	42,207	44,972	45,867

Extraordinary loss on early retirement of debt, net of taxes	1,491	—	—	—

Net income	$35,344	$42,207	$44,972	$45,867

Basic before extraordinary loss:
Net income per share	$0.40	$0.46	$0.50	$0.51

Weighted average shares outstanding	93,022	91,615	89,983	89,756
Diluted before extraordinary loss:
Net income per share	$0.36	$0.43	$0.46	$0.48

Weighted average shares outstanding	102,099	98,412	97,394	96,128

Basic:
Net income per share	$0.38	$0.46	$0.50	$0.51

Weighted average shares outstanding	93,022	91,615	89,983	89,756
Diluted:
Net income per share	$0.35	$0.43	$0.46	$0.48

Weighted average shares outstanding	102,099	98,412	97,394	96,128

(1)	Revenues for all years have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003.

	Year Ended March 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Revenues (1)	$2,921,555	$2,935,377	$3,146,243	$3,170,946
Gross profit	107,766	107,976	114,818	121,031
Non-recurring and impairment expenses	854	906	—	—
Loss from joint venture (2)	659	431	741	1,040
Net income before extraordinary loss	24,932	28,476	32,663	34,975

Extraordinary loss on early retirement of debt, net of taxes	—	—	5,315	—

Net income	$24,932	$28,476	$27,348	$34,975

Basic before extraordinary loss:
Net income per share	$0.34	$0.36	$0.36	$0.38

Weighted average shares outstanding	73,478	79,499	91,912	92,840

	Year Ended March 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Statement of Operations Data:
Diluted before extraordinary loss:
Net income per share	$0.27	$0.29	$0.32	$0.34

Weighted average shares outstanding	91,618	96,952	102,321	102,462

Basic:
Net income per share	$0.34	$0.36	$0.30	$0.38

Weighted average shares outstanding	73,478	79,499	91,912	92,840
Diluted:
Net income per share	$0.27	$0.29	$0.27	$0.34

Weighted average shares outstanding	91,618	96,952	102,321	102,462

(1)	Revenues for all years have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003.
(2)	Previously reported as a component of gross profit.

18. Related Party Transactions

In fiscal 2003 and 2002, the Company had interest bearing notes receivable and relocation advances totaling $4.8 million and $1.0 million, respectively, due from executive officers and employees of the Company. At March 31, 2003 and 2002 these notes were classified as current assets. Subsequent to March 31, 2003, $1.4 million in notes receivable and relocation advances were repaid.

ADVANCEPCS

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands:

	Balance at Beginning of Year	Additions Charged to Expenses	Other		Deductions (1)	Balance at End of Year

Year ended March 31, 2001:
Allowance for doubtful accounts receivable	$5,639	$8,204	$5,750	(2)	$753	$18,840

Year ended March 31, 2002:
Allowance for doubtful accounts receivable	$18,840	$10,169	$934	(3)	$3,793	$26,150

Year ended March 31, 2003:
Allowance for doubtful accounts receivable	$26,150	$10,996	$—		$21,560	$15,586

(1)	Uncollectible accounts written off, net of recoveries and billing adjustments
(2)	Assumed in the acquisition of PCS
(3)	Assumed in the acquisition of TheraCom

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

2.1	Stock Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and Rite Aid (incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 31, 2000).

2.2	Securities Purchase Agreement dated as of July 11, 2000 by and between AdvancePCS and JLL (incorporated by reference to Exhibit 2.2 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

2.3	Stock Purchase Agreement, dated as of June 18, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I (incorporated by referenced to Exhibit 2.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001).

2.4	Purchase Agreement Amendment, dated July 25, 2001 by and among AdvancePCS and the several selling shareholders named on Schedule I (incorporated by referenced to Exhibit 2.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001).

3.1	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.2	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of Advance PCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

4.1	Form of Stock Certificate of Class A Common Stock of AdvancePCS (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 14, 2000).

4.2	Indenture dated as of March 13, 2001 by and among AdvancePCS, various guarantors and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.3	First Supplemental Indenture dated November 15, 2002, but effective as of August 30, 2001, by and among AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRx, L.L.C., Dresing-Lierman, Inc., TheraCom, Inc. and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2003).

4.4	Second Supplemental Indenture dated November 15, 2002, but effective as of December 10, 2001, by and among Consumer Health Interactive, AdvancePCS Puerto Rico, Inc. and AFC Receivables Holding Corporation and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2003).

4.5	Third Supplemental Indenture dated November 15, 2002, but effective as of November 10, 2001, by and among Accordant Health Services, Inc., Accordant Health Services of North Carolina, Inc., Accordant Integrated Services, Inc. and The Bank of New York Trust Company of Florida, N.A., successor trustee to U.S. Trust Company of Texas, N.A. . (incorporated by reference to Exhibit 4.3 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2003).

4.6	Registration Rights Agreement dated as of March 13, 2001 by and among AdvancePCS, various guarantors named therein and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Chase Securities, Inc., CIBC World Markets Corp. and Scotia Capital “USA”, Inc. (incorporated by reference to Exhibit 4.3 of AdvancePCS’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 18, 2001).

4.7	Stockholders’ Agreement dated as of October 2, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit

10.1 to AdvancePCS’s Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

4.8	Amendment No. 1 to Stockholders’ Agreement dated as of October 20, 2000 by and among AdvancePCS, Rite Aid Corporation, JLL and various other investors named therein (incorporated by reference to Exhibit 10.3 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

4.9	Warrant Agreement, dated as of September 12, 1996, by and between AdvancePCS and VHA, Inc. (incorporated by reference to Exhibit 4.16 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

4.10	Warrant Agreement, dated as of February 26, 1999, by and between AdvancePCS and Foundation Health Systems, Inc. (incorporated by reference to Exhibit 4.1 to AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission dated April 15, 1999).

4.11	Warrant Agreement, dated as of February 25, 1999, by and between AdvancePCS and Arkansas BlueCross BlueShield (incorporated by reference to Exhibit 4.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.12	Warrant Agreement, dated as of June 12, 1998, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999).

4.13	Warrant Agreement, dated December 10, 1999, by and between AdvancePCS and CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and Capital Care, Inc. (incorporated by reference to Exhibit 4.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

4.14	Warrant Agreement, dated January 1, 2001, by and between AdvancePCS and Empire Blue Cross and Blue Shield (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).

4.15	Warrant Agreement, dated January 2, 2001, by and between AdvancePCS and Wellmark, Inc. (incorporated by reference to Exhibit 4.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).

4.16	Warrant Agreement, dated November 5, 2001, by and between AdvancePCS and Arkansas Blue Cross and Blue Shield. (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002).

10.1	Amended and Restated Incentive Stock Option Plan (incorporated by reference from AdvancePCS’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on October 22, 1999).

10.2	Amendment No. 1 to Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 4.5 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 3, 2001).

10.3	Amendment No. 2 to Advance PCS Amended and Restated Incentive Stock Option Plan (incorporated by referenced to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).

10.4	Amended and Restated Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.3 to AdvancePCS’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2000).

10.5	Amendment No. 1 to Advance PCS Amended and Restated 1997 Nonstatutory Stock Option Plan (incorporated by referenced to Exhibit 10.2 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).

10.6	Amended and Restated Corporate Officer Incentive Plan (incorporated by reference to Exhibit 99.2 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

10.7	Lease, dated March 6, 1994, by and between Hill Management Services, Inc. and Advance Clinical (formerly ParadigM) (incorporated by reference to Exhibit 10.11 to AdvancePCS’s Form S-1 as filed with the Securities and Exchange Commission on October 8, 1996 (No. 333-06931)).

10.8	Amendment to Lease, dated October 19, 1996, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.6 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.9	Second Amendment to Lease, dated September 30, 1998, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.7 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange

Commission on June 29, 2001).

10.10	Third Amendment to Lease, dated December 1, 1999, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.8 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.11	Fourth Amendment to Lease, dated April 25, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.9 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.12	Fifth Amendment to Lease, dated December 18, 2000, by and between Hill Management Services, Inc. and AdvancePCS Clinical Services, Inc. (incorporated by reference to Exhibit 10.10 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.13	Commercial Lease Agreement, commencing November 1, 1998, by and between Crin-Richardson I, L.P. and AdvancePCS (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 1999).

10.14	Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.15	Amendment No. 1 to Credit Agreement dated as of October 2, 2000 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.13 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.16	Amendment No. 2 to Credit Agreement dated October 2, 2000 by and among Advance PCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by referenced to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001).

10.17	Amendment No. 3 to Credit Agreement dated October 2, 2000 by and among Advance PCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by referenced to Exhibit 10.1 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001).

10.18	Amendment No. 4 to Credit Agreement dated May 31, 2002 by and among AdvancePCS, Bank of America N.A. and a syndicate of banks (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002)

10.19	Amendment No. 5 to Credit Agreement dated as of July 17, 2002 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.1 to AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002).

10.20	Amendment No. 6 to Credit Agreement dated as of September 13, 2002 by and among AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks(incorporated by reference to Exhibit 10.1 to AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 11, 2002).

10.21	Form of Employment Agreement dated as of October 2, 2000 by and between AdvancePCS and each of Jon S. Halbert, David A. George, T. Danny Phillips, Joseph J. Filipek, Jr., Susan S. de Mars, Jeffrey G. Sanders, Laura I. Johansen, Andrew C. Garling, Rudy Mladenovic and John H. Sattler (incorporated by reference to Exhibit 10.5 to AdvancePCS’s Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2001).

10.22	Employment Agreement dated as of July 11, 2000, by and between AdvancePCS and David D. Halbert (incorporated by reference to Exhibit 10.15 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.23	Sublease, dated December 16, 1999, by and between TIG Insurance Company and AdvancePCS (incorporated by reference to Exhibit 10.16 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.24	Lease Agreement, dated April 30, 2000, by and between Cardinal Technology Center II, Inc. and AdvancePCS, as amended by the First Amendment to the Lease Agreement dated June 19, 2000, the Second Amendment to the Lease Agreement dated September 15, 2000 and the Third Amendment to the Lease Agreement dated March 2001 (incorporated by reference to Exhibit 10.17 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.25	Lease Agreement, dated March 26, 1996, by and between Alliance Commerce Center No 5, Ltd. and PCS Mail Services, Inc., as amended by the Amendment to the Lease Agreement, dated June 9, 1999, by and between Alliance Commerce Center No. 5, Ltd. and PCS Mail Services of Fort Worth, Inc. (incorporated by reference to Exhibit 10.18 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.26	Lease Agreement, effective September 30, 2000, by and between DRUG (AZ) QRS 14-42, Inc. and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.19 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.27	Office Lease, dated April 18, 1997, by and between 9060 East Via Linda Co. Ltd. Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.20 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.28	Lease Agreement, dated August 6, 1993, by and between MEPC American Properties, Inc. and McKesson Corporation, as amended by the First Lease Amendment, dated November 1999, by and between Duke-Weeks Realty Limited Partnership and PCS Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.29	Office Lease, dated May 18, 1999, by and between Signature Services and AdvancePCS, as amended by the First Amendment to the Lease, dated October 28, 1999 by and between Signature Services and AdvancePCS, the Second Amendment to the Lease, dated November 30, 1999, by and between Signature Services and AdvancePCS, the Third Amendment to Lease, dated March 23, 2000, by and between Signature Services and AdvancePCS and the Fourth Amendment to the Lease, by and between North Parkcenter LLC and AdvancePCS (incorporated by reference to Exhibit 10.22 to AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001).

10.30	Purchase Agreement, dated August 20, 2001, by and among AdvancePCS, David Halbert, Jon S. Halbert, Joseph Littlejohn & Levy Fund III, L.P. and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.1 1 of Advance PCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 8, 2001).

10.33	Receivables Purchase and Contribution Agreement dated as of December 10, 2001 by and among AdvancePCS Health, L.P., AFC Receivables Holding Corporation, ADVP Management, L.P. and AdvancePCS (incorporated by referenced to Exhibit 10.4 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002).

10.34	Receivables Sale and Contribution Agreement dated as of December 10, 2001 by and among AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management, L.P. and Advance PCS (incorporated by referenced to Exhibit 10.5 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002).

10.35	Receivables Purchase and Servicing Agreement dated as of December 10, 2001 by and among Advance Funding Corporation, Redwood Receivables Corporation, ADVP Management, L.P. and General Electric Capital Corporation (incorporated by referenced to Exhibit 10.6 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002).

10.36	Annex X to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated December 10, 2001 (incorporated by referenced to Exhibit 10.7 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002).

10.37	Parent Guaranty dated as of December 10, 2001 by AdvancePCS in favor of AdvancePCS Health, L.P., AFC Receivables Holding Corporation, Advance Funding Corporation and ADVP Management, L.P. (incorporated by referenced to Exhibit 10.9 of AdvancePCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2002).

10.38	Omnibus Amendment No. 1 to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement, Dated as of May 31, 2002 by and among, AdvancePCS, AdvancePCS Health L.P., AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management L.P., Redwood Receivables Corporation, and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002)

10.39	Amended and Restated Annex X to Receivables Purchase and Contribution Agreement,

Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated as of December 10, 2001. (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002).

10.40	Employment Agreement dated as of May 31, 2002 by and between AdvancePCS and Yon Y. Jorden. (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002)

10.41	AdvancePCS Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

21.1*	Subsidiaries of AdvancePCS.

23.1*	Consent of PricewaterhouseCoopers LLP.

99.1*	AdvancePCS Guide for Business Conduct

*	Filed herewith.