Form 10-Q/A
period 2002-06-30
ADVANCEPCS
filed 2003-07-01
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of August 9, 2002, the registrant had (1) 79,535,732 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

Explanatory Statement

AdvancePCS is filing this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003 to include unaudited condensed consolidating financial information in separate columns for the Company and its guarantor and non-guarantor subsidiaries with respect to the Company’s public debt, as contemplated by Rule 3-10(f) of Regulation S-X. See Footnote 7 to the Financial Statements.

AdvancePCS and Subsidiaries

AdvancePCS and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$145,289	$139,145
Accounts receivable, net of allowance for doubtful accounts of $29,714 and $26,150 respectively	1,523,495	1,225,929
Inventories	78,327	65,336
Prepaid expenses and other	8,239	10,484

Total current assets	1,755,350	1,440,894
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $72,759 and $64,999 respectively	132,079	121,277
Goodwill	1,198,925	1,198,925
Intangible assets, net	370,162	373,041
Other noncurrent assets	86,683	89 ,827

Total assets	$3,543,199	$3,223,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,523
Claims and accounts payable	1,852,932	1,557,909
Accrued salaries and benefits	26,030	38,602
Other accrued expenses	72,802	79,308

Total current liabilities	1,951,764	1,677,342
Noncurrent liabilities:
Long-term debt, less current portion	500,000	499,263
Deferred income taxes	140,293	134,878
Other noncurrent liabilities	34,669	35,221

Total liabilities	2,626,726	2,346,704

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized:
Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 80,108,726 and 79,927,079 shares issued and outstanding respectively	801	799
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	721,027	716,887
Accumulated other comprehensive loss	(12,959)	(12,686)
Accumulated earnings	207,474	172,130

Total stockholders’ equity	916,473	877,260

Total liabilities and stockholders’ equity	$3,543,199	$3,223,964

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

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$35,344	$24,932
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	10,760	9,117
Provision for doubtful accounts and reserves	9,398	5,986
Deferred income taxes	2,413	1,548
Extraordinary loss on early retirement of debt, net of taxes	1,491	—
Change in certain assets and liabilities—
Accounts receivable	(299,255)	(43,104)
Inventories	(12,991)	(1,507)
Prepaid expenses and other noncurrent assets	1,560	1,131
Claims and accounts payable, accrued expenses and other noncurrent liabilities	277,428	61,944

Net cash provided by operating activities	26,148	60,047

Cash flows from investing activities:
Purchase of property and equipment	(18,895)	(6,885)
Acquisition and joint venture—net of cash acquired	(950)	(1,425)

Net cash used in investing activities	(19,845)	(8,310)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	1,528	2,300
Deferred financing costs	(901)	(298)
Proceeds from long-term obligations	341,000	13,000
Net borrowings on asset securitization facility	150,000	—
Payments on long-term obligations	(491,786)	(26,812)

Net cash used in financing activities	(159)	(11,810)

Increase in cash	6,144	39,927
Cash and cash equivalents, beginning of period	139,145	110,048

Cash and cash equivalents, end of period	$145,289	$149,975

The accompanying notes are an integral part of these consolidated financial statements

AdvancePCS and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by AdvancePCS in accordance with accounting principles generally accepted in the United States of America for the interim financial information in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of AdvancePCS’s management, the June 30, 2002 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for this interim period. In the opinion of AdvancePCS’s management, the disclosures contained in this Form 10-Q/A are adequate to make the information presented not misleading when read in conjunction with the Notes to the Consolidated Financial Statements included in the Form 10-K of AdvancePCS for the year ended March 31, 2002. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed in the same manner as basic net income per share but includes the number of additional common shares that would have been outstanding for the period if he other dilutive securities had been issued. The difference between the number of weighted average shares used in the basic and diluted calculation are convertible preferred stock outstanding, stock options and stock warrants, all calculated under the “treasury stock” method in accordance with SFAS No. 128 “Earnings Per Share.”

4.	Income Taxes

In the three months ended June 30, 2002 and 2001, our income tax expense approximated an effective tax rate of 39.5%.

5.	Debt Transactions – Extraordinary Loss

Long term debt consists of the following (in thousands):

	June 30, 2002	March 31, 2002
Senior Secured Credit Facility:
Revolver, with interest at LIBOR plus 2.00%, expires October, 2005	$—	$—
Term B, with interest at LIBOR plus 3.25%, paid June, 2002	—	150,786

Senior Notes, with interest at 8.50%, due March, 2008	200,000	200,000
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.86% and 1.91% respectively, plus .85% and .65% respectively, due December, 2006	300,000	150,000

	500,000	500,786
Less current portion	—	1,523

Total Long Term Debt	$500,000	$499,263

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

On October 1, 2001, the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial information and stock prices contained throughout this Form 10-Q/A have been retroactively adjusted to reflect the impact of the stock splits in all periods presented.

7.	Condensed Consolidating Financial Information

In March 2001, the Company issued $200 million of Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of the existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Senior Notes Indenture. Subsequent to the issuance of the Senior Notes and in accordance with the terms of the Senior Notes Indenture, the Company has created unrestricted subsidiaries and receivables subsidiaries that have not guaranteed these Senior Notes. Presented below are condensed consolidating balance sheets as of June 30, 2002 and March 31, 2002, the condensed consolidating statements of operations for the three months ended June 30, 2002 and 2001, and the condensed consolidating statement of cash flows for the three months ended June 30, 2002 and 2001 of AdvancePCS (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) (in thousands):

Condensed Consolidating Balance Sheets:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
As of June 30, 2002
Current assets	$138,340	$1,092,054	$524,956	$—	$1,755,350
Property and equipment, net	—	131,380	699	—	132,079
Investment in subsidiaries	262,269	1,275	—	(263,544)	—
Intercompany	728,663	(527,573)	(201,090)	—	—
Goodwill and intangible assets, net	—	1,569,087	—	—	1,569,087
Other assets	13,140	73,543	—	—	86,683

Total assets	$1,142,412	$2,339,766	$324,565	$(263,544)	$3,543,199

Current liabilities	$7,994	$1,931,532	$12,238	$—	$1,951,764
Long-term debt, less current portion	200,000	—	300,000	—	500,000
Other liabilities	17,945	154,561	2,456	—	174,962
Stockholders’ equity	916,473	253,673	9,871	(263,544)	916,473

Total liabilities and stockholders’ equity	$1,142,412	$2,339,766	$324,565	$(263,544)	$3,543,199

As of March 31, 2002
Current assets	$117,929	$965,602	$364,887	$—	$1,448,418
Property and equipment, net	—	121,008	269	—	121,277
Investment in subsidiaries	219,818	1,275	—	(221,093)	—
Intercompany	894,441	(689,155)	(205,286)	—	—
Goodwill and intangible assets, net	—	1,571,966	—	—	1,571,966
Other assets	24,301	58,002	—	—	82,303

Total assets	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Current liabilities	$15,479	$1,657,982	$3,881	$—	$1,677,342
Long-term debt, less current portion	349,263	—	150,000	—	499,263
Other liabilities	14,487	155,574	38	—	170,099
Stockholders’ equity	877,260	215,142	5,951	(221,093)	877,260

Total liabilities and stockholders’ equity	$1,256,489	$2,028,698	$159,870	$(221,093)	$3,223,964

Condensed Consolidating Statement of Operations:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2002
Total revenues	$—	$3,586,932	$15,282	$(9,976)	$3,592,238
Cost of operations	—	3,522,507	7,625	(9,976)	3,520,156

Operating income	—	64,425	7,657	—	72,082
Interest (expense) income, net	(10,274)	1,760	(1,650)	—	(10,164)
Loss from joint venture	(1,033)	—	—	—	(1,033)

Income (loss) before income taxes	(11,307)	66,185	6,007	—	60,885
Income tax provision	4,466	(26,429)	(2,087)	—	(24,050)

Net income (loss) before equity earnings and extraordinary loss	(6,841)	39,756	3,920	—	36,835
Equity earnings in subsidiaries	40,694	—	—	(40,694)	—
Extraordinary loss on early retirement of debt, net of taxes	1,491	(2,982)	—	—	(1,491)

Net income	$35,344	$36,774	$3,920	$(40,694)	$35,344

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2001
Total revenues	$—	$3,147,894	$—	$—	$3,147,894
Cost of operations	—	3,086,738	—	—	3,086,738

Operating income	—	61,156	—	—	61,156
Interest (expense) income, net	(20,673)	1,374	—	—	(19,299)
Loss from joint venture	(659)	—	—	—	(659)

Income (loss) before income taxes	(21,332)	62,530	—	—	41,198
Income tax provision	8,426	(24,692)	—	—	(16,266)

Net income (loss) before equity earnings and extraordinary loss	(12,906)	37,838	—	—	24,932
Equity earnings in subsidiaries	37,838	—	—	(37,838)	—
Extraordinary loss on early retirement of debt, net of taxes	—	—	—	—	—

Net income	$24,932	$37,838	$—	$(37,838)	$24,932

Condensed Consolidating Statement of Cash Flows:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2002
Net cash provided by (used in) operating activities	$6,690	$180,017	$(160,559)	$—	$26,148
Net cash used in investing activities	(950)	(18,436)	(459)	—	(19,845)
Net cash provided by (used in) financing activities	15,617	(161,581)	145,805	—	(159)

Increase (decrease) in cash and cash equivalents	21,357	—	(15,213)	—	6,144
Cash and cash equivalents, beginning of period	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of period	$138,340	$—	$6,949	$—	$145,289

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2001
Net cash (used in) provided by operating activities	$(2,372)	$62,419	$—	$—	$60,047
Net cash used in investing activities	(950)	(7,360)	—	—	(8,310)
Net cash provided by (used in) financing activities	43,249	(55,059)	—	—	(11,810)

Increase in cash and cash equivalents	39,927	—	—	—	39,927
Cash and cash equivalents, beginning of period	110,048	—	—	—	110,048

Cash and cash equivalents, end of period	$149,975	$—	$—	$—	$149,975

8.	Subsequent Events—Stock and Debt Transactions

On June 6, 2002, we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of its outstanding shares of Class A common stock in the open market or private transactions. As of August 9, 2002, the Company has purchased 2.8 million shares under this repurchase program at a cost of approximately $50.2 million. In addition, as of August 8, 2002, the Company has repurchased Senior Notes with a face value of approximately $6.2 million in open market transactions.

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

Results Of Operations—AdvancePCS

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

On October 1, 2001, the Company announced a two-for-one stock split, effected in the form of a stock dividend, of its common stock. The record date was October 23, 2001 and the date of payment was November 2, 2001. Financial and share information contained throughout this Form 10-Q/A have been retroactively adjusted to reflect the impact of the stock split.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Form 10-K, under the caption “Risk Factors,” as well as the following:

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

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Exhibits

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.1	Amendment No. 5 to Credit Agreement dated as of July 17, 2002 by and among

AdvancePCS, Merrill Lynch Capital Corporation and a syndicate of banks (incorporated by reference to Exhibit 10.1 of
Advance PCS’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14,
2002).

99.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

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

ADVANCEPCS

(Registrant)

Date: June 30, 2003	By:	/s/ DAVID D. HALBERT
David D. Halbert, Chairman of the Board and Chief Executive Officer

Date: June 30, 2003	By:	/s/ YON Y. JORDEN
Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, David D. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of AdvancePCS;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: June 30, 2003

/s/ DAVID D. HALBERT
David D. Halbert Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Yon Y. Jorden, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of AdvancePCS;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: June 30, 2003

/s/ YON Y. JORDEN
Yon Y. Jorden Chief Financial Officer