Form 10-K/A
period 2003-03-31
ADVANCEPCS
filed 2003-07-21
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We have concluded discussions with the Staff of the Securities and Exchange Commission and they will permit the inclusion of unaudited condensed consolidating financial information for fiscal year 2001 in Footnote 8 to our financial statements. We are amending our Form 10-K for the fiscal year ended March 31, 2003 to (i) eliminate references to these discussions in the Risk Factor on page 20 of the original Form 10-K; (ii) eliminate the Explanatory Note regarding the discussions in Management’s Discussion and Analysis on page 29 of the original Form 10-K; and (iii) file the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

July 18, 2003	ADVANCEPCS

	By:	/s/ DAVID D. HALBERT
David D. Halbert Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. HALBERT David D. Halbert	Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)	July 18, 2003

/s/ JON S. HALBERT Jon S. Halbert	Vice Chairman & Director	July 18, 2003

/s/ DANNY PHILLIPS Danny Phillips	Senior Executive Vice President, Director	July 18, 2003

/s/ YON Y. JORDEN Yon Y. Jorden	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	July 18, 2003

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	July 18, 2003

/s/ MICHAEL D. WARE Michael D. Ware	Director	July 18, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, David D. Halbert, certify that:

1.	I have reviewed this annual report on Form 10-K/A of AdvancePCS;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 18, 2003

/s/ David D. Halbert
David D. Halbert Chairman, President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Yon Y. Jorden, certify that:

1.	I have reviewed this annual report on Form 10-K/A of AdvancePCS;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 18, 2003

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

10.40	Employment Agreement dated as of May 31, 2002 by and between AdvancePCS and Yon Y. Jorden. (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002)

10.41	AdvancePCS Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

21.1	Subsidiaries of AdvancePCS. (previously filed)

23.1*	Consent of PricewaterhouseCoopers LLP.

99.1	AdvancePCS Guide for Business Conduct (previously filed)

99.2*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

99.3*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

*	Filed herewith.