Form 10-K/A
period 2003-03-31
ADVANCEPCS
filed 2003-07-29
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

AdvancePCS is filing this Annual Report on Form 10-K/A Amendment No. 2 for the annual period ended March 31, 2003 to include the information required by Part III Items 10, 11, 12, and 13.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the individuals serving on our board of directors:

Name	Age	Position	Served As Director Since	Director’s Term Ending
David D. Halbert	47	Chairman of the Board, President and Chief Executive Officer	1986	2005
Jon S. Halbert	43	Vice Chairman and Director	1988	2004
T. Danny Phillips	44	Senior Executive Vice President and Director	2003	2003
Ramsey A. Frank	42	Director	2000	2005
George Poste	59	Director	2002	2003
Paul S. Levy	55	Director	2000	2004
Stephen L. Green	52	Director	1993	2004
Michael D. Ware	57	Director	1993	2005
Jean-Pierre Millon	53	Director	2000	2003

Class A Directors

David D. Halbert founded AdvancePCS in 1986 and has continuously served as our Chairman of the Board and Chief Executive Officer. Upon the resignation of David A. George as President on March 31, 2003, Mr. Halbert assumed the duties of President. Prior to founding AdvancePCS, Mr. Halbert served as an executive officer for several organizations engaged in various health care, as well as non-health care, related industries. Mr. Halbert also serves on the Board of Trustees of Abilene Christian University. David D. Halbert is the brother of Jon S. Halbert.

Jon S. Halbert joined AdvancePCS in January 1988 and has continuously served as a director and as an executive officer of AdvancePCS since that date. Mr. Halbert currently serves as our Vice Chairman. Before joining AdvancePCS, Mr. Halbert served as an executive officer and/or director for several organizations engaged in various health care, as well as non-health care, related industries. Jon S. Halbert is the brother of David D. Halbert.

T. Danny Phillips joined AdvancePCS in February 1992 and currently serves as our Senior Executive Vice President. Following the resignation of David A. George as a director on March 31, 2003, Mr. Phillips was appointed to fill the vacancy on the board of directors. From 1992 through May 2002, Mr. Phillips served as Chief Financial Officer of the Company.

Class B-1 Directors

Ramsey A. Frank has served as a director of AdvancePCS since October 2000. Mr. Frank is a senior managing director of JLL Partners, Inc., which he joined in 1999. From 1993 to 1999, Mr. Frank was a managing director of Donaldson, Lufkin & Jenrette, where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank also serves as a director of IASIS Healthcare Corporation, Motor Coach Industries International Inc., Builders FirstSource, Inc., New World Pasta Company and Mosaic Group, Inc.

Paul S. Levy has served as a director of AdvancePCS since October 2000. Mr. Levy is a senior managing director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including IASIS Healthcare Corporation, Motor Coach Industries International Inc., Builders FirstSource, Inc., Fairfield Manufacturing Company, Inc. and New World Pasta Company.

Class C Directors

Stephen L. Green has served as a director of AdvancePCS since August 1993. Mr. Green currently serves as a general partner of Canaan Partners, a venture capital firm. Prior to joining Canaan Partners in November 1991, Mr. Green served as managing director in GE Capital’s Corporate Finance Group for more than five years. Mr. Green currently serves on the board of directors of Dean Foods Corporation.

Michael D. Ware has served as a director of AdvancePCS since July 1993. Mr. Ware is a co-founder of Advance Capital Markets, Inc., a private investment firm, and has served as its managing director since January 1989. Mr. Ware also serves as a managing general partner of Black Emerald Capital Advisors, LLC. Prior to founding Advance Capital Markets, Inc., Mr. Ware was the president of Reliance Energy Services, Inc.

Dr. George Poste has served as a director of AdvancePCS since July 2002. Dr. Poste is chief executive officer of Health Technology Networks, a health care consulting group based in Scottsdale, Arizona and suburban Philadelphia. Dr. Poste previously served as president, research and development, and chief science and technology officer at SmithKline Beecham. Dr. Poste is non-executive chairman of diaDexus, the joint venture in molecular diagnostics between SmithKline Beecham and Incyte Pharmaceuticals. He also is non-executive chairman of Structural GenomiX, Inc., and serves on the boards of Orchid BioSciences, Inc., and Monsanto. He currently chairs the Department of Defense Task Force on the Protection of the United States Against Bioterrorism and heads Arizona State University’s newly chartered Arizona Biodesign Institute.

Jean-Pierre Millon has served as a director of AdvancePCS since October 2000. Mr. Millon currently is Chairman of the Board of Medical Present Value, Inc., a medical service company. He is also a special limited partner at Care Capital L.L.C. Mr. Millon joined PCS Health Systems, Inc. in 1995, where he served as its president and chief executive officer from June 1996 to September 2000. Prior to joining PCS Health Systems, Mr. Millon served as an executive and held several leadership positions with Eli Lilly and Company, the former parent company of PCS Health Systems, Inc. Mr. Millon is also a member of the board of directors of Prometheus Laboratories, Inc. and iPhysicianNet, a Scottsdale, Arizona based pharmaceutical service company.

Directors’ Meetings and Committees of the Board of Directors

The board of directors held nine meetings during the fiscal year ended March 31, 2003. Each of the directors attended at least 75% of the meetings of the board of directors.

The board of directors had two standing committees during the last fiscal year, the Compensation Committee and the Audit Committee. The Compensation Committee, which consisted of Ramsey A. Frank, Stephen L. Green, George Poste and Michael D. Ware during fiscal year 2003, and Robert G. Miller until his resignation from the board in June 2002, meets periodically to review executive compensation and approve grants of options to our officers and employees, as well as to review, approve and recommend to the board of directors the terms and conditions of all equity based and other compensation plans or changes to such plans. The Compensation Committee met five times during fiscal 2003. Dr. George Poste missed two of these meetings and each of the other members attended all meetings of the Compensation Committee. The Audit Committee, which consisted of

Michael D. Ware, Ramsey A. Frank, and Stephen L. Green during fiscal year 2003, and David R. Jessick until his resignation from the board in June 2002, is responsible for, among other things: monitoring the Company’s financial reporting process and internal control system, reviewing the Company’s annual financial statements and other relevant financial reports, recommending engagement of the Company’s independent auditor, reviewing and appraising the audit performance of the independent auditor, and providing an open avenue of communication between the independent auditor and the board of directors. Each member of the Audit Committee is “independent” as defined under the National Association of Securities Dealers’ listing standards. The Audit Committee met seven times during fiscal 2003. Each of the members attended at least 75% of the meetings of the Audit Committee.

Compensation of Directors

Each non-officer director received $2,000 per meeting attended and $1,000 per committee meeting attended during the year ended March 31, 2003. Each Class C director also is eligible to receive an annual retainer of $20,000 and the chairman of each committee is eligible to receive an additional $5,000 retainer. We reimburse directors for out-of-pocket expenses incurred in connection with attending board and committee meetings. Directors are eligible to receive nonstatutory stock options under our Nonstatutory Plan. See “Item 11. Executive Compensation—Stock Option Plans” for a description of this plan.

Executive Officers

The following table sets forth information regarding the executive officers of the Company during fiscal year 2003 who are not currently directors of the Company:

Name	Age	Position
Yon Y. Jorden	47	Chief Financial Officer and Executive Vice President
Rudy Mladenovic	45	Executive Vice President, Product Management and Manufacturing Contracting
John H. Sattler, R.Ph.	51	Executive Vice President, Sales and Account Services
Susan S. de Mars	43	Senior Vice President, Government Affairs and General Counsel
Laura I. Johansen	38	Senior Vice President, Corporate Affairs and Secretary
Leslie Simmons	32	Senior Vice President, Corporate Communications
Steven C. Mizell	43	Senior Vice President, Chief Corporate Resources Officer
Craig S. Schub	48	Senior Vice President, Marketing
David A. George	48	Former President and Director

Yon Y. Jorden joined AdvancePCS in May 2002 and currently serves as our Chief Financial Officer and Executive Vice President. Prior to joining AdvancePCS, Ms. Jorden served as Executive Vice President and CFO of Informix during 2000, as Executive Vice President and CFO of Oxford Health Plans from 1998 to 2000, as Senior Vice President and CFO of Aera Energy LLC from 1997 to 1998 and as Senior Vice President and CFO at WellPoint Health Networks and Blue Cross and Blue Shield of California from 1993 to 1997.

Rudy Mladenovic joined AdvancePCS in December 1999 and currently serves as our Executive Vice President, Product Management and Manufacturing Contracting. Prior to joining AdvancePCS, Mr. Mladenovic served as the Executive Director of Anthem Blue Cross & Blue Shield Midwest, a four million member division of Anthem, Inc. Prior to joining Anthem Blue Cross & Blue Shield Midwest, he was the Vice President and Executive Director of Anthem Prescription Management, Inc., a wholly owned subsidiary of Anthem, Inc. From 1993 to 1995, he served as Vice President Sales for Athena of North America, Inc., and Acordia Health Industry Services, Inc., each a wholly owned subsidiary of Anthem, Inc.

John H. Sattler, R.Ph., joined AdvancePCS in 1994 and currently serves as our Executive Vice President, Sales and Account Services. Prior to joining AdvancePCS, Mr. Sattler served as Vice President, Sales and Marketing for Health Care Pharmacy Providers, Inc. from September 1992 to November 1994. Prior to 1992, he served as manager of Third Party Marketing for American Drug Stores, Inc.

Susan S. de Mars joined AdvancePCS in October 2000 upon our acquisition of PCS Holding Corporation, or PCS, and currently serves as our Senior Vice President and General Counsel. Ms. de Mars joined PCS in 1995 as assistant general counsel and served as its general counsel from January 1999 to October 2000. Prior to joining PCS, Ms. de Mars served as a partner with the law firm of Sacks Tierney, PA .

Laura I. Johansen joined AdvancePCS in February 1995, and currently serves as our Senior Vice President, Corporate Affairs and Secretary. Ms. Johansen served as our Senior Vice President and General Counsel from February 1995 until August 1999 and as our Senior Vice President, Office of the CEO from August 1999 until October 2000. Prior to joining the Company, Ms. Johansen served as an attorney in the corporate/securities section of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

Leslie Simmons joined AdvancePCS in May 2001 and currently serves as our Senior Vice President, Corporate Communications. Prior to joining AdvancePCS, Ms. Simmons served as an investment banker and vice president of Banc of America Securities (formerly Montgomery Securities) as coverage officer for health care/pharmaceutical services from 1996 to 2001.

Steven C. Mizell joined AdvancePCS in August 2001 and currently serves as our Senior Vice President, Chief Corporate Resources Officer. Prior to joining AdvancePCS, Mr. Mizell served as Senior Vice President Human Resources with Zilog, Inc. from 1998 to 2000, and as Vice President, Human Resources and Operations of Westinghouse/CBS Communications and Information Systems Company from 1995 to 1998.

Craig S. Schub joined AdvancePCS in September 2001 and currently serves as Senior Vice President, Marketing. Prior to joining AdvancePCS, from 1990 to 2001 Mr. Schub held a number of executive positions with PacificCare Health Systems, Inc., most recently as the President and Chief Executive Officer of SeniorCo., a division of PacifiCare Health Systems, Inc.

David A. George served as a director of AdvancePCS from November 1998 to March 2003 and served as an executive officer of AdvancePCS from March 1999 to March 2003. On March 31, 2003, Mr. George resigned as a director and President. Mr. George will continue as an employee of the Company in an advisory capacity until July 31, 2003.

The executive officers named above, except where indicated otherwise, were elected to serve in such capacities until their respective successors have been duly elected and have been qualified or until their earlier death, disqualification, retirement, resignation or removal from office.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires AdvancePCS’s directors and executive officers, and persons who own more than 10% of AdvancePCS’s Class A common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Class A common stock and other equity securities of AdvancePCS. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish AdvancePCS with copies of all Section 16(a) reports they file. To AdvancePCS’s knowledge and based solely on review of the copies of such reports furnished to AdvancePCS during the period commencing April 1, 2002 and ending March 31, 2003, its officers, directors and greater than 10% stockholders had complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation we paid or awarded to our chief executive officer and the four other most highly compensated executive officers whose cash compensation exceeded $100,000, also known as our Named Executives, for services rendered in all capacities for the fiscal years ending March 31, 2003, 2002 and 2001. Amounts and prices related to shares of common stock have been adjusted to give effect to a two-for-one stock split of the common stock effected in the form of a stock dividend paid on November 2, 2001.

Summary Compensation Table

Name and Office	Year	Annual Compensation				Long-Term Compensation Awards	All Other Compensation(1)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)

David D. Halbert Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$1,100,000 1,015,385 740,385	$1,457,500 1,248,924 740,385	$95,420 — —	(2)	0 150,000 2,000,000	8,000 11,000 6,162

Jon S. Halbert Vice Chairman	2003 2002 2001	550,000 502,615 418,192	510,125 432,249 302,212	71,898 — —	(3)	0 60,000 500,000	7,856 9,225 7,215

David A. George(4) Former President	2003 2002 2001	550,000 502,615 431,731	510,125 432,249 302,212	271,526 — —	(5)	0 60,000 500,000	7,400 5,348 7,878

Yon Y. Jorden(6) Executive Vice President, Chief Financial Officer	2003 2002 2001	382,500 — —	329,428 — —	75,285 — —	(7)	160,000 — —	9,384 — —

T. Danny Phillips Senior Executive Vice President	2003 2002 2001	350,000 328,846 286,058	324,625 243,346 171,635	— — —		0 25,000 200,000	— — —

(1)	All amounts are Company made matching contributions to 401(k) accounts. Certain matching amounts are subject to vesting based upon term of service.
(2)	Includes personal use of the Company’s aircraft ($75,605).
(3)	Includes automobile allowance ($22,660) and personal use of the Company’s aircraft ($47,400).
(3)	David A. George resigned as President on March 31, 2003.
(4)	Includes relocation benefits ($129,481) and forgiveness of relocation related loans in accordance with the terms of those loans ($100,000).
(5)	Yon Y. Jorden joined the Company during fiscal year 2003.
(6)	Includes relocation benefits ($65,464).

The following table sets forth information regarding the stock option grants we made to our Named Executives during fiscal year 2003. We did not grant any stock appreciation rights in fiscal year 2003. In addition, in accordance with the regulations of the Securities and Exchange Commission, hypothetical gains or “option spreads” that would exist for the respective options are shown. These gains are based on assumed rates of annual stock price appreciation of 5% and 10% from the date the options were granted.

Option Grants In Last Fiscal Year

Name	Number of Securities Underlying Options Granted(1)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
						5%($)	10%($)
David D. Halbert	0		0.0%	—	—	—	—
Jon S. Halbert	0		0.0%	—	—	—	—
David A. George	0		0.0%	—	—	—	—
Yon Y. Jorden	160,000	(3)	15.2%	$31.75	04/30/2012	3,194,784	8,096,212
T. Danny Phillips	0		0.0%	—	—	—	—

(1)	The options reflected in this table were all granted under the AdvancePCS Amended and Restated Incentive Stock Option Plan. The date of grant is 10 years prior to the expiration date listed.
(2)	These amounts represent only certain assumed rates of appreciation based on the grant date value in accordance with the Securities and Exchange Commission’s executive compensation rules. Actual gains, if any, on stock option exercises will depend on future performance of the Class A common stock. No assurance can be given that the values reflected in these columns will be achieved.
(3)	The options generally vest and become exercisable in cumulative installments of one-fifth of the number of shares of Class A common stock upon the first five anniversaries of the date of grant so long as the officer remains an employee of AdvancePCS or its affiliates on such anniversaries. All options will vest and become exerciseable upon a change of control transaction as defined in Ms. Jorden’s employment agreement.

The following table summarizes pertinent information concerning the number and value of any options held by the Named Executives at March 31, 2003.

Aggregated Option Exercises in the Last Fiscal Year

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
			Exercisable	Unexercisable(1)	Exercisable(2)	Unexercisable(2)
David D. Halbert	275,000	7,306,750	1,615,730	1,300,000	30,932,940	21,880,375
Jon S. Halbert	307,500	8,041,125	588,580	468,000	12,043,279	7,862,250
David A. George	19,250	296,113	603,550	428,000	11,288,599	7,022,400
Yon Y. Jorden	0	0	0	160,000	0	0
T. Danny Phillips	0	0	368,000	236,000	7,917,076	4,089,000

(1)	The options will vest and become exercisable immediately upon the occurrence of a change in control of our Company.
(2)	The value of the options is based upon the difference between the March 31, 2003 market value of $28.34 per share and the exercise price.

Employment Agreements

Effective as of July 11, 2000, AdvancePCS entered into an employment agreement with Mr. David D. Halbert to serve as Chairman of the Board and Chief Executive Officer of AdvancePCS. The term of this agreement extends through October 2, 2003. Mr. David Halbert is entitled to receive an annual base salary of not less than $1 million, subject to increase, and an annual performance bonus at a target of 100% of base salary. In fiscal year, 2003, Mr. Halbert received a salary of $1.1 million. In addition, the employment agreement granted options for one million shares of AdvancePCS Class A common stock, which vest over four years. In the event of termination of the employment agreement due to either the Company terminating Mr. David Halbert without good cause or Mr. David Halbert leaving the Company with good reason, such as a change of control with respect to AdvancePCS or a material change in Mr. David Halbert’s duties and responsibilities, Mr. David Halbert is entitled to an aggregate amount of three times his combined then annual salary and target bonus, and all shares or options previously awarded that have not vested automatically become fully vested and exercisable. The employment agreement also contains confidentiality, noncompetition and nonsolicitation provisions effective during the term of the employment and for two years after employment has terminated. Further, Mr. David Halbert shall receive an automobile allowance and a social or professional club membership in Dallas, Texas, Baltimore, Maryland and southern California.

AdvancePCS has entered into agreements with the following individuals: Mr. Jon Halbert, Mr. George, Mr. Phillips and Ms. Jorden. Each of these employment agreements provides that the employee will receive his/her base salary, subject to increase pursuant to our senior management salary policies and procedures, plus grants of incentive stock options to purchase shares of AdvancePCS Class A common stock. In addition, each of the employees is entitled to participate in any bonus or benefit plans of AdvancePCS. Further, the employment agreements contain confidentiality, noncompetition and nonsolicitation provisions effective during the term of the employment and for one to two years after employment has terminated. In the event of termination of the employment agreement by the Company without cause or by the employee for good reason, the employee will receive severance payments consisting of annual base salary and bonus for one or two years (two years if such termination occurs following a change of control of AdvancePCS). In addition, stock options granted to the employee in connection with the employment agreement may become immediately vested. Further details of the individual employment agreements for the Named Executives are as follows:

We have employed Mr. Jon Halbert as Vice Chairman of the Company. Mr. Jon Halbert’s agreement extends through October 2, 2003. Mr. Jon Halbert is entitled to a base salary of $500,000, subject to increase, and has a target bonus of 70% of his base salary. In fiscal year 2003, Mr. Jon Halbert received a salary of $550,000. Further, Mr. Jon Halbert receives a leased automobile and a golf club membership.

David A. George served as the President of the Company through March 31, 2003. After that resignation and through July 31, 2003, Mr. George continued his employment with the Company in an advisory capacity. Mr. George received a base salary of $500,000, subject to increase, and had a target bonus of 70% of his base salary. In fiscal year 2003, Mr. George received a salary of $550,000. Mr. George received a leased automobile and a golf club membership. The Company reimbursed Mr. George for certain relocation expenses in connection with his relocation in 2000 to Phoenix, Arizona, including a no-interest loan of up to $500,000 to be applied to the purchase of a home in Phoenix and, in connection with his return to Dallas, a second no-interest loan of $500,000 to be applied to the purchase of a home in Dallas. The Company was to reduce the principal amount of each loan by $100,000 per year over a five-year period. The current balance of the loans shall become due and payable upon termination of Mr. George’s employment. In accordance with the terms of his employment agreement, upon termination of Mr. George’s employment with the Company on July 31, 2003, Mr. George will repay the $700,000 outstanding balance of the two loans associated with his relocations. In connection with the marketing and sale of Mr. George’s residence in Scottsdale, Arizona and in accordance with the Company’s executive relocation package, Mr. George also received approximately $500,000 in advances against his equity in that residence. Subsequently, through our relocation program, Mr. George’s residence was purchased by our relocation agency, funded by the Company. The Company was reimbursed for the $500,000 advance it paid on behalf of Mr. George from the proceeds of the subsequent sale of the home to a private buyer in December 2002.

We have employed Yon Y. Jorden as the Chief Financial Officer of the Company. Ms. Jorden is entitled to a base salary of $425,000, subject to increase and has a target bonus of 65% of her base salary. Ms. Jorden’s agreement extends through April 30, 2005. Ms. Jorden received $382,500 in salary during the portion of fiscal year 2003 in which she was employed by AdvancePCS. Further Ms. Jorden will receive a car allowance, reimbursement for financial counseling services and reimbursement of certain expenses in connection with her relocation to Dallas, including a no-interest loan of up to $200,000 to be applied to the purchase of a home in Dallas. The Company will reduce the principal amount of the loan by $100,000 on each of the second and third anniversaries of the loan. The current balance of the loans shall become due and payable upon termination of Ms. Jorden’s employment; provided the principal amount of the loan automatically will be reduced to zero in the event Ms. Jorden is terminated following a change of control.

We have employed T. Danny Phillips as Senior Executive Vice President of the Company. Mr. Phillip’s agreement extends through October 2, 2003. Mr. Phillips is entitled to a base salary of $325,000, subject to increase, and has a target bonus of 60% of his base salary. In fiscal year 2003, Mr. Phillips received a salary of $350,000. Further, Mr. Phillips receives a leased automobile and golf and racquet club memberships.

Our board of directors recently authorized us to enter into an amendment to the employment agreements with our Named Executives. The amendments will extend the term of the agreements and, among other things, provide for a payment equal to an amount necessary to reimburse the Named Executives for the full effect of any excise tax levied on “excess parachute payments” pursuant to Section 4999 of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2003, decisions with respect to the compensation of AdvancePCS’ executive officers and other employees were made by our Compensation Committee. During fiscal year 2003, the Compensation Committee consisted of Ramsey A. Frank, Stephen L. Green, George Poste, Michael D. Ware and, until his resignation from the board in June 2002, Robert G. Miller. No member of the Compensation Committee is an officer of AdvancePCS nor is any officer of AdvancePCS a member of the Compensation Committee (or similar body) for any employer of our Compensation Committee members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Class A common stock of AdvancePCS as of May 31, 2003 with respect to (i) each person known by AdvancePCS to own beneficially more than five percent of AdvancePCS’s Class A common stock; (ii) each of AdvancePCS’s directors and Named Executives; and (iii) all directors and executive officers as a group. Pursuant to the rules of the Securities and Exchange Commission, in calculating percentage ownership, each person is deemed to beneficially own his own shares subject to options exercisable within 60 days after May 31, 2003, but options owned by others (even if exercisable within 60 days) are deemed not to be outstanding shares. As of June 30, 2003, there were 78,171,246 shares of Class A common stock outstanding, 12,913,334 shares of Class B-1 common stock outstanding, all of which were held by JLL Partners Fund III, L.P. (“JLL”) and 200 shares of Class B-2 common stock outstanding, all of which were held by Rite Aid. Unless otherwise indicated below, the address for each of the listed beneficial owners is 750 West John Carpenter Freeway, Suite 1200, Irving, Texas 75039.

	Beneficial Ownership
	Number	Percentage

JLL Partners Fund III, L.P.(1) 450 Lexington Ave., Suite 350 New York, NY 10017	12,913,334	14.2%

Putnam, LLC (2) One Post Office Square Boston, MA 02109	8,090,728	10.4

Mellon Financial Corporation(3) One Mellon Center Pittsburgh, PA 15258	4,544,130	5.8

Stephen F. Mandel, Jr. (4) Two Greenwich Plaza Greenwich CT 06830	3,945,912	5.0

David D. Halbert(5)	4,308,702	5.4
Jon S. Halbert(6)	1,971,099	2.5
David A. George(7)	574,800	*
T. Danny Phillips(8)	565,000	*
John H. Sattler (9)	102,190	*
Yon Y. Jorden	42,151	*
Stephen L. Green(10)	191,764	*
Michael D. Ware(11)	155,000	*
Jean-Pierre Millon	15,000	*
Dr. George Poste	6,667	*
Paul S. Levy(12)(13)	12,924,503	14.2
Ramsey A. Frank(14)(15)	12,920,269	14.2
All directors and executive officers as a group (18 persons)(16)	21,168,583	22.1

*	Less than 1%.
(1)	Consists of 12,913,334 shares of Class A common stock issuable upon conversion of 12,913,334 shares of Class B-1 common stock.
(2)	Based upon information filed by Putnam, LLC with the Securities and Exchange Commission on Schedule 13G on April 10, 2003.
(3)	Based upon information filed by Mellon Financial Corporation with the Securities and Exchange Commission on Schedule 13G on January 21, 2003.

(4)	Based upon information filed by Mr. Mandel with the Securities and Exchange Commission on Schedule 13G on February 13, 2003.
(5)	Includes 2,175,730 shares issuable pursuant to options which are exercisable within 60 days of May 31, 2003. Includes 78,368 shares held by Halbert & Associates, Inc., 18,200 shares held by Halbert Walling Family foundation, 2,380 shares held by Caris Investment II, Ltd., and 4,910 shares held by Caris Investment III, Ltd. David D. Halbert may be deemed to beneficially own all of the shares held by these entities. Also includes 127,584 shares of common stock held for the benefit of Mr. D. Halbert’s children, as to which Mr. D. Halbert disclaims beneficial ownership.
(6)	Includes 728,580 shares issuable pursuant to options which are exercisable within 60 days of May 31, 2003. Includes 78,368 shares held by Halbert & Associates, Inc. Jon S. Halbert may be deemed to beneficially own all of the shares held by Halbert & Associates, Inc. Also includes 121,452 shares of common stock held for the benefit of Mr. J. Halbert’s minor children, as to which Mr. J. Halbert disclaims beneficial ownership.
(7)	Includes 553,500 shares issuable pursuant to options exercisable within 60 days of May 31, 2003.
(8)	Includes 493,000 shares issuable pursuant to options exercisable within 60 days of May 31, 2003. Also includes 9,000 shares held for the benefit of Mr. Phillips’ minor children as to which Mr. Phillips disclaims beneficial ownership.
(9)	Includes 92,000 shares issuable pursuant to options exercisable within 60 days of May 31, 2003.
(10)	Includes 125,000 shares issuable pursuant to options exercisable within 60 days of May 31, 2003.
(11)	Includes 125,000 shares issuable pursuant to options exercisable within 60 days of May 31, 2003.
(12)	Mr. Levy may be deemed to share beneficial ownership of the shares owned of record by JLL by virtue of his status as a managing member of the general partner of JLL. Mr. Levy shares investment and voting power along with the other managing members with respect to securities owned by JLL, but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(13)	Includes 3,224 shares held by The Levy Fund III Annuity Trust and 5,000 shares issuable pursuant to options exercisable within 60 days of May 31, 2003.
(14)	Mr. Frank may be deemed to share beneficial ownership of the shares owned of record by JLL by virtue of his status as a managing member of the general partner of JLL. Mr. Frank shares investment and voting power along with the other managing members with respect to securities owned by JLL, but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(15)	Includes 5,000 shares issuable pursuant to options exercisable within 60 days of May 31, 2003.
(16)	Includes 12,991,702 shares beneficially held by entities affiliated with certain directors and officers and includes 4,031,720 shares subject to stock options held by officers and directors exercisable within 60 days of May 31, 2003.

Equity Compensation Plan Information (amounts, other than dollars, in thousands)

The table below sets forth certain information regarding our equity compensation plans as of March 31, 2003:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price per share of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities issuable upon exercise of outstanding options)
Equity compensation plans approved by security holders	13,340	$14.56	4,389(2)

Equity compensation plans, not approved by security holders	—	—	—

Total	13,340	$14.56	4,389

(1)	All options are outstanding under our two stock-based compensation plans: Amended and Restated Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan.
(2)	Includes 1,866 shares available for future issuance under our Employee Stock Purchase Plan which was approved by the stockholders.

On June 24, 2003, our Board of Directors adopted the AdvancePCS 2003 Incentive Compensation Plan (the “2003 Plan”) to be effective as of August 1, 2003, subject to approval by our stockholders at our next annual meeting. The total number of shares of common stock authorized for issuance under the 2003 Plan is the sum of (i) 1,100,000 shares, plus (ii) the number of shares that remain available for issuance under the Amended and Restated Inventive Stock Option Plan immediately prior to the effectiveness of the 2003 Plan, plus (iii) the number of shares subject to awards under the Amended and Restated Incentive Stock Option Plan that are forfeited or expire after the effective date of the 2003 Plan. No awards have been made under the 2003 Plan and the table above does not include any shares available for issuance under the 2003 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreements

In connection with the acquisition of PCS, and in consideration for the commitment of Jean-Pierre Millon to assist us during the transitional period, AdvancePCS entered into a consulting agreement with Mr. Millon effective October 2, 2000. The consulting agreement was for a six-month term and entitled Mr. Millon to compensation in the amount of $490,000 in addition to benefits received by our other non-employee directors. Mr. Millon and his family were entitled to benefits under our employee benefit plans through January 22, 2002. The consulting agreement contains non-competition provisions effective for the term of the consulting agreement and for a period of one year thereafter.

On June 1, 2001, AdvancePCS entered into a Consulting Services Agreement with Mr. Millon pursuant to which he assisted AdvancePCS in analyzing opportunities for AdvancePCS to expand its offerings worldwide. The consulting agreement was for a six-month term and entitled Mr. Millon to compensation in the amount of $25,000 per month. In addition, it contains non-competition provisions effective for the term of the consulting agreement and for one year thereafter outside of the U.S. and for six-months thereafter within the U.S.

Employee Loans

Effective as of October 2, 2000, AdvancePCS entered into a three-year employment agreement with David A. George to serve as President of the Company. Pursuant to the employment agreement, the Company reimbursed Mr. George for certain relocation expenses in connection with his relocation to Phoenix, Arizona, including a no-interest loan of $500,000 to be applied to the purchase of a home. On April 1, 2002, AdvancePCS and Mr. George amended his employment agreement to provide for reimbursement of certain relocation expenses in connection with his relocation to Dallas-Ft. Worth, Texas, including a no-interest loan of $500,000 to be applied to the purchase of a home. Both loans provide that the Company will reduce the principal amount of the loan by $100,000 per year over a five year period. The current balance of the loans will become due and payable upon termination of Mr. George’s employment; however, the principal amount of the initial loan automatically will be reduced to zero if there is a change of control of the Company and the principal balance of the second loan will be reduced to zero in the event Mr. George is terminated following a change of control. In accordance with the terms of his employment agreement, upon termination of Mr. George’s employment with the Company on July 31, 2003, Mr. George will repay the $700,000 outstanding balance of the two loans associated with his relocations. In connection with the marketing and sale of Mr. George’s residence in Scottsdale, Arizona and in accordance with the Company’s executive relocation package, Mr. George also received approximately $500,000 in advances against his equity in that residence. Subsequently, through our relocation program, Mr. George’s residence was purchased by our relocation agency, funded by the Company. The Company was reimbursed for the $500,000 advance it paid on behalf of Mr. George from the proceeds of the subsequent sale of the home to a private buyer in December 2002.

On August 29, 2001, AdvancePCS entered into a three-year employment agreement with Steven C. Mizell to serve as Senior Vice President, Human Resources of the Company. In order to provide incentive for Mr. Mizell to relocate to Dallas-Ft. Worth, Texas, the Company provided Mr. Mizell with a no-interest loan of $185,000 to be applied to the purchase of a home. The Company will reduce the principal amount of such loan by 20% per year over a five year period; provided that the current balance of the loan shall become immediately due and payable upon termination of Mr. Mizell’s employment; however, the principal amount of the loan automatically will be reduced to zero in the event Mr. Mizell is terminated following a change of control.

Effective as of May 1, 2002, AdvancePCS entered into a three-year employment agreement with Yon Yoon Jorden to serve as Chief Financial Officer of the Company. In connection with her employment agreement, the Company agreed to reimburse Ms. Jorden for certain expenses in connection with her relocation to Dallas-Ft. Worth, Texas, including a no-interest loan of $200,000 to be applied to the purchase of a home. The Company will reduce the principal amount of the loan by $100,000 on each of the second and third anniversaries of the loan. The principal balance of the note is due and payable on the fifth anniversary thereof. The current balance of the loans will become due and payable upon termination of Ms. Jorden’s employment; however, the principal amount of the loan automatically will be reduced to zero in the event Ms. Jorden is terminated following a change of control.

Stockholders’ Agreement

On October 2, 2000, AdvancePCS entered into a Stockholders’ Agreement with Rite Aid Corporation, or Rite Aid, and Joseph Littlejohn & Levy Fund III LLP, or JLL, which, among other things, contains certain registration rights, “standstill” provisions and agreements relating to our corporate governance. Under this agreement, Rite Aid and JLL have piggyback registration rights with respect to the Class A common stock issuable upon conversion of the Class B-1 and Class B-2 common stock they own. In addition to piggyback rights, beginning April 2, 2001, each of the holders of the Class B-1 and Class B-2 common stock have two demand registration rights. On February 16, 2001, AdvancePCS filed a registration statement registering a total of 6,249,900 shares of Class A common stock to be sold from time to time by Rite Aid Corporation, all of which were sold. On May 29, 2001, AdvancePCS filed a registration statement registering a total of 1,000,000 shares of Class A common stock to be sold from time to time by JLL, 993,333 of which were sold or distributed pursuant to the registration statement

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

July 29, 2003	ADVANCEPCS

	By:	/s/ DAVID D. HALBERT
David D. Halbert Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. HALBERT David D. Halbert	Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)	July 29, 2003

/s/ JON S. HALBERT Jon S. Halbert	Vice Chairman & Director	July 29, 2003

/s/ DANNY PHILLIPS Danny Phillips	Senior Executive Vice President, Director	July 29, 2003

/s/ YON Y. JORDEN Yon Y. Jorden	Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	July 29, 2003

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	July 29, 2003

/s/ STEPHEN L. GREEN Stephen L. Green	Director	July 29, 2003

/s/ PAUL S. LEVY Paul S. Levy	Director	July 29, 2003

/s/ JEAN-PIERRE MILLON Jean-Pierre Millon	Director	July 29, 2003

/s/ DR. GEORGE POSTE Dr. George Poste	Director	July 29, 2003

/s/ MICHAEL D. WARE Michael D. Ware	Director	July 29, 2003

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

Date: July 29, 2003

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

Date July 29, 2003

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

10.40	Employment Agreement dated as of May 31, 2002 by and between AdvancePCS and Yon Y. Jorden. (incorporated by reference to Exhibit 10.33 of AdvancePCS’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2002)

10.41	AdvancePCS Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2002).

21.1	Subsidiaries of AdvancePCS. (previously filed)

23.1	Consent of PricewaterhouseCoopers LLP (previously filed).

99.1	AdvancePCS Guide for Business Conduct (previously filed)

99.2*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

99.3*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

*	Filed herewith.