Form 10-Q
period 2003-06-30
ADVANCEPCS
filed 2003-08-13
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☒  No  ☐

As of July 31, 2003, the registrant had (1) 79,115,715 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

AdvancePCS and Subsidiaries

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, (forward-looking statements). We have based these forward-looking statements on our current expectations and projections about future events. These statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as it may be amended from time to time, under the caption “Risk Factors,” as well as the following:

•	Risks associated with competition in our industry, including client retention, the ability to consummate contracts with new clients and pricing and margin pressures from competitors and client demands;

•	Risks related to our relationships with pharmaceutical manufacturers or a change in pricing, discounts or other practices of these manufacturers;

•	Risks related to compliance with governmental legislation and regulations, including compliance with any changes in the interpretations of existing laws and regulations and the passage of new legislation or regulations;

•	Risks related to our ability to develop, market and sell new products, services and technologies;

•	Risks associated with adverse results in litigation or other liability claims asserted against us, including professional liability claims in excess of our insurance coverage and challenges to our business practices;

•	Risks related to maintaining our pharmacy network affiliations and negotiated retail discounts;

•	Risks associated with managing and integrating future acquisitions;

•	Risks associated with maintaining and managing our growth;

•	Risks associated with the general changes in the health care industry, including increases in health care costs, changes in drug utilization and the introduction rates of new drugs;

•	Risks associated with our ability or inability to attract and retain qualified personnel;

•	Risk associated with general economic and business conditions, including exposure to customers’ credit risks; and

•	Risks associated with our debt obligations, including compliance with covenants contained in our credit agreements.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AdvancePCS and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$138,802	$111,247
Accounts receivable, net of allowance for doubtful accounts of $13,896 and $15,586, respectively	1,729,356	1,627,931
Inventories	149,732	99,429
Prepaid expenses and other	29,482	25,647

Total current assets	2,047,372	1,864,254
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $111,024 and $100,641, respectively	146,675	151,200
Goodwill	1,249,308	1,248,514
Intangible assets, net	375,357	380,806
Other noncurrent assets	71,439	67,970

Total assets	$3,890,151	$3,712,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114	$188
Claims and accounts payable	2,144,670	2,005,306
Accrued salaries and benefits	36,960	46,960
Other accrued expenses	86,568	60,088

Total current liabilities	2,268,312	2,112,542
Noncurrent liabilities:
Long-term debt, less current portion	387,823	447,823
Deferred income taxes	147,619	147,803
Other noncurrent liabilities	38,659	34,102

Total liabilities	2,842,413	2,742,270

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;
Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 84,219,084 and 82,502,362 shares issued, respectively	842	825
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	777,685	750,446
Accumulated other comprehensive loss	(9,971)	(11,596)
Accumulated earnings	388,903	340,520
Treasury stock, at cost:
Class A common stock; 5,459,573 shares	(109,851)	(109,851)

Total stockholders’ equity	1,047,738	970,474

Total liabilities and stockholders’ equity	$3,890,151	$3,712,744

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Revenues	$3,803,990	$3,235,272
Cost of revenues	3,650,957	3,109,925

Gross profit	153,033	125,347
Selling, general and administrative expenses	62,772	53,265

Operating income	90,261	72,082
Interest income	1,170	1,424
Interest expense	(9,887)	(11,588)
Loss on early retirement of debt	—	(2,444)
Loss from joint venture	(1,572)	(1,033)

Income before provision for income taxes	79,972	58,441
Provision for income taxes	(31,589)	(23,097)

Net income	$48,383	$35,344

Basic
Net income per share	$0.53	$0.38

Weighted average shares outstanding	90,839	93,022

Diluted
Net income per share	$0.50	$0.35

Weighted average shares outstanding	96,728	102,099

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:

Net income	$48,383	$35,344

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	13,709	10,760
Provision for doubtful accounts	82	3,254
Deferred income taxes	2,079	2,413
Change in operating assets and liabilities -
Accounts receivable	(101,507)	(300,819)
Inventories	(50,303)	(12,991)
Prepaid expenses and other noncurrent assets	(5,955)	6,034
Claims and accounts payable, accrued expenses and other noncurrent liabilities	171,850	282,361

Net cash provided by operating activities	78,338	26,356

Cash flows from investing activities:

Purchase of property and equipment	(5,889)	(18,895)
Acquisition, net of cash acquired and investment in affiliate	(1,413)	(950)

Net cash used in investing activities	(7,302)	(19,845)

Cash flows from financing activities:

Net proceeds from issuance of Common Stock	16,593	1,320
Deferred financing costs	—	(901)
Repayment of debt	(74)	(150,786)
Net activity on asset securitization facility	(60,000)	150,000

Net cash used in financing activities	(43,481)	(367)

Net increase in cash and cash equivalents	27,555	6,144

Cash and cash equivalents, beginning of period	111,247	139,145

Cash and cash equivalents, end of period	$138,802	$145,289

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for the interim financial information in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as amended from time to time. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Employee Stock-Based Compensation

Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” (SFAS 148) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to the stock-based employee compensation and it amends Accounting Principles Board Opinion (APB) No. 28 “Interim Financial Reporting” (APB 28) to require disclosure about those effects in interim financial information.

The Company adopted the new disclosure provisions but continues to account for stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for the options. For the three months ended June 30, 2003 and 2002, compensation expense of $319,000 and $206,000, respectively, was recorded for certain options granted in fiscal year 2001. SFAS 123 grants an exception that allows companies currently applying APB 25 to continue using that method. Therefore, the Company has elected to continue applying the intrinsic value method under APB 25. Had compensation cost for these plans been determined consistent with SFAS 123 and 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts (in thousands):

	Three Months Ended June 30,
	2003	2002
Stock-based compensation, net of taxes:
As currently reported	$193	$125
Pro forma	$3,312	$3,599

	2003	2002
Net income:
As currently reported	$48,383	$35,344
Pro forma	$45,264	$31,870
Basic net income per share:
As currently reported	$0.53	$0.38
Pro forma	$0.50	$0.34
Diluted net income per share:
As currently reported	$0.50	$0.35
Pro forma	$0.47	$0.31

For options granted during the three months ended June 30, 2003 and 2002, the fair value of each option grant was estimated using the Black-Scholes option-pricing model and the following assumptions: expected life of 3-5 years, risk-free interest rate of 1.77% and 2.68%, respectively, expected volatility of 58% and no expected dividend yield.

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

3. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145 “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) as extraordinary. The Company adopted SFAS 145 in the first fiscal quarter of 2004. In connection with the Term B note repayments made in June 2002, the Company recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million (excluding taxes of $953,000, included in provision for income taxes) and was previously reflected as an extraordinary item. Accordingly, the pre-tax extraordinary loss of $2.4 million (excluding taxes of $953,000, included in provision for income taxes) for the three months ended June 30, 2002, was reclassified to income before income taxes to conform to the requirements of SFAS 145.

In September 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16). Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. The Company had previously recorded rebates, net of the amount distributed to its customers, and administrative fees as components of Clinical Services revenue. Prior period reclassification is allowed to the extent there is no impact on net income. The application of EITF 02-16 does not change the Company’s net income, gross profit or cash flows.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company has a variable interest entity that has been and will continue to be included in the Company’s consolidated financial statements, and therefore, does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

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

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands). Options to purchase 234,000 and 2.3 million shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of diluted earnings per share for the three month periods, because the options’ exercise prices were greater than the average market price of the Company’s common stock during the applicable period (“antidilutive”).

	Three Months Ended June 30,
	2003	2002
Weighted average common shares outstanding—Basic	90,839	93,022
Dilutive common stock equivalents:
Stock options and warrants	5,889	9,977

Weighted average common shares outstanding—Diluted	96,728	102,099

5. Goodwill and Intangible Assets

SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of SFAS 142) is to be evaluated for impairment at least annually or when events or circumstances occur indicating that goodwill might be impaired.

The Company completed its annual impairment test during the fourth quarter of fiscal year 2003, which did not result in an impairment charge.

The following is a summary of goodwill activity for the dates indicated (in thousands):

March 31, 2003	$1,248,514
Finalization of Accordant purchase price	794

June 30, 2003	$1,249,308

The following is a summary of intangible assets at the dates indicated (in thousands):

	June 30, 2003	March 31, 2003
Amortizable intangible assets, gross:
Customer base	$278,380	$285,600
Other	21,675	19,130

	300,055	304,730

Accumulated amortization of amortizable intangible assets:
Customer base	(25,411)	(22,881)
Other	(7,124)	(6,310)

	(32,535)	(29,191)

Amortizable intangible assets, net	267,520	275,539

Non-amortizable intangible assets:
Trade Name- PCS	105,267	105,267
Trade Name- Accordant	2,570	—

Total intangible assets, net	$375,357	$380,806

The $4.7 million decrease in amortizable intangible assets during the three months ended June 30, 2003 represents the reallocation of Accordant intangibles based on the final valuation analysis. The weighted average amortization period for amortizable intangible assets is 25.5 years (26.7 years—customer base and 6.4 years—other).

Amortization expense of amortizable intangible assets was $3.3 million and $2.9 million for the three months ended June 30, 2003 and 2002, respectively.

Upon adoption of SFAS 142, the Company determined that the $105.3 million in trade names, acquired with the acquisition of PCS, had an indefinite useful life. Current circumstances and conditions continue to support that determination.

6. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2003	March 31, 2003
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.15% and 1.33% respectively, plus .85% due December, 2006	$199,998	$259,998
Senior Notes, with interest at 8.50%, due March, 2008	187,825	187,825
Other	114	188
Revolving Credit Facility, with interest at LIBOR plus 2%, due October, 2005	—	—

Total debt	387,937	448,011
Less current portion	(114)	(188)

Total long term debt	$387,823	$447,823

During the three months ended June 30, 2003, the Company repaid $60 million on the Asset Securitization Facility.

In March 2001, the Company issued $200 million of Senior Notes due 2008 (Senior Notes). In the second quarter of fiscal year 2003, the Company repurchased a portion of the Senior Notes with a face value of approximately $12.2 million in open market transactions.

The Senior Notes are guaranteed until the due date or when repaid, if sooner, for the outstanding balance, by all of the Company’s existing and future domestic subsidiaries (Guarantors), other than receivables subsidiaries, as defined in the Senior Notes indenture, and certain other subsidiaries not otherwise required to be guarantors under the terms of the indenture. After issuance of the Senior Notes, the Company created subsidiaries that are not required to guarantee the Senior Notes. All of the subsidiaries that have guaranteed the Senior Notes are 100% owned, directly or indirectly by AdvancePCS. Each of the Guarantors jointly and severally, unconditionally guarantees that the principal, and interest, as well as, penalties, fees, indemnifications, reimbursements and damages, if any, payable under the Senior Notes will be promptly paid in full when due, whether at maturity, by acceleration, redemption or otherwise. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent. The Company is in compliance with all covenants.

The Revolving Credit Facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. The Company is in compliance with all covenants.

7. Condensed Consolidating Financial Information

In March 2001, the Company issued $200 million of Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of the existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Indenture. Presented below are condensed consolidating balance sheets as of June 30, 2003 and March 31, 2003, condensed consolidating statements of operations for the three months ended June 30, 2003 and 2002, and condensed consolidating statements of cash flows for the three months ended June 30, 2003 and 2002 of AdvancePCS (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) (in thousands):

Condensed Consolidating Balance Sheets:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
As of June 30, 2003
Cash and cash equivalents	$103,144	$—	$35,658	$—	$138,802
Accounts receivable, net	—	1,116,472	612,884	—	1,729,356
Inventories	—	146,276	3,456	—	149,732
Prepaid expenses and other	—	29,482	—	—	29,482

Current assets	103,144	1,292,230	651,998	—	2,047,372
Property and equipment, net	—	146,024	651	—	146,675
Equity investment	468,008	—	—	(468,008)	—
Intercompany	661,145	(269,643)	(391,502)	—	—
Goodwill and intangible assets, net	—	1,624,022	643	—	1,624,665
Other assets	13,198	58,239	2	—	71,439

Total assets	$1,245,495	$2,850,872	$261,792	$(468,008)	$3,890,151

Current liabilities	$6,949	$2,234,192	$27,171	$—	$2,268,312
Long-term debt, less current portion	187,825	—	199,998	—	387,823
Deferred income taxes	—	147,619	—	—	147,619
Other liabilities	2,983	35,689	(13)	—	38,659

Total liabilities	197,757	2,417,500	227,156	—	2,842,413

Common stock	972	—	—	—	972
Additional paid in capital	777,685	(1,334)	1,334	—	777,685
Other comprehensive income	(9,971)	—	—	—	(9,971)
Equity earnings	468,008	—	—	(468,008)	—
Accumulated earnings	(79,105)	434,706	33,302	—	388,903
Treasury stock	(109,851)	—	—	—	(109,851)

Stockholders’ equity	1,047,738	433,372	34,636	(468,008)	1,047,738

Total liabilities and stockholders’ equity	$1,245,495	$2,850,872	$261,792	$(468,008)	$3,890,151

As of March 31, 2003
Cash and cash equivalents	$96,490	$—	$14,757	$—	$111,247
Accounts receivable, net	—	1,087,425	540,506	—	1,627,931
Inventories	—	95,756	3,673	—	99,429
Prepaid expenses and other	—	25,647	—	—	25,647

Current assets	96,490	1,208,828	558,936	—	1,864,254
Property and equipment, net	—	150,543	657	—	151,200
Equity investment	413,829	—	—	(413,829)	—
Intercompany	649,175	(398,569)	(250,606)	—	—
Goodwill and intangible assets, net	—	1,628,677	643	—	1,629,320
Other assets	14,899	53,069	2	—	67,970

Total assets	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Current liabilities	$10,446	$2,081,692	$20,404	$—	$2,112,542
Long-term debt, less current portion	187,825	—	259,998	—	447,823
Deferred income taxes	—	147,739	64	—	147,803
Other liabilities	5,648	25,711	2,743	—	34,102

Total liabilities	203,919	2,255,142	283,209	—	2,742,270

Common stock	955	—	—	—	955

Additional paid in capital	750,446	(1,275)	1,275	—	750,446
Other comprehensive income	(11,596)	—	—	—	(11,596)
Equity earnings	413,829	—	—	(413,829)	—
Accumulated earnings	(73,309)	388,681	25,148	—	340,520
Treasury stock	(109,851)	—	—	—	(109,851)

Stockholders’ equity	970,474	387,406	26,423	(413,829)	970,474

Total liabilities and stockholders’ equity	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Condensed Consolidating Statement of Operations:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2003
Total revenues	$—	$3,777,467	$38,836	$(12,313)	$3,803,990
Cost of operations	—	3,701,592	24,450	(12,313)	3,713,729

Operating income	—	75,875	14,386	—	90,261
Interest (expense) income, net	(8,011)	1,115	(1,821)	—	(8,717)
Loss from joint venture	(1,572)	—	—	—	(1,572)

Income (loss) before income taxes	(9,583)	76,990	12,565	—	79,972
Income tax provision	3,785	(30,964)	(4,410)	—	(31,589)

Net income (loss) before equity earnings	(5,798)	46,026	8,155	—	48,383
Equity earnings in subsidiaries	54,181	—	—	(54,181)	—

Net income	$48,383	$46,026	$8,155	$(54,181)	$48,383

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2002
Total revenues	$—	$3,229,966	$15,282	$(9,976)	$3,235,272
Cost of operations	—	3,165,541	7,625	(9,976)	3,163,190

Operating income	—	64,425	7,657	—	72,082
Interest (expense) income, net	(10,274)	1,760	(1,650)	—	(10,164)
Loss on early retirement of debt	(2,444)	—	—	—	(2,444)
Loss from joint venture	(1,033)	—	—	—	(1,033)

Income (loss) before income taxes	(13,751)	66,185	6,007	—	58,441
Income tax provision	3,513	(24,523)	(2,087)	—	(23,097)

Net income (loss) before equity earnings	(10,238)	41,662	3,920	—	35,344
Equity earnings in subsidiaries	45,582	—	—	(45,582)	—

Net income	$35,344	$41,662	$3,920	$(45,582)	$35,344

Condensed Consolidating Statement of Cash Flows:

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2003
Net cash provided by (used in) operating activities	$3,378	$135,003	$(60,043)	$—	$78,338

Purchase of property and equipment	—	(5,879)	(10)	—	(5,889)
Other investing activities	(1,350)	(63)	—	—	(1,413)

Net cash used in investing activities	(1,350)	(5,942)	(10)	—	(7,302)

Net proceeds from issuance of Common Stock	16,593	(59)	59	—	16,593
Repayment of debt	—	(74)	—	—	(74)
Net activity on asset securitization facility	—	—	(60,000)	—	(60,000)
Net intercompany transactions	(11,967)	(128,928)	140,895	—	—

Net cash provided by (used in) financing activities	4,626	(129,061)	80,954	—	(43,481)

Increase in cash and cash equivalents	6,654	—	20,901	—	27,555

Cash and cash equivalents, beginning of period	96,490	—	14,757	—	111,247

Cash and cash equivalents, end of period	$103,144	$—	$35,658	$—	$138,802

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2002
Net cash provided by (used in) operating activities	$2,010	$184,905	$(160,559)	$—	$26,356

Purchase of property and equipment	—	(18,436)	(459)	—	(18,895)
Other investing activities	(950)	—	—	—	(950)

Net cash used in investing activities	(950)	(18,436)	(459)	—	(19,845)

Net proceeds from issuance of Common Stock	1,320	—	—	—	1,320
Deferred financing costs	(901)	—	—	—	(901)
Repayment of debt	(150,786)	—	—	—	(150,786)
Net activity on asset securitization facility	—	—	150,000	—	150,000
Net intercompany transactions	170,664	(166,469)	(4,195)	—	—

Net cash provided by (used in) financing activities	20,297	(166,469)	145,805	—	(367)

Increase (decrease) in cash and cash equivalents	21,357	—	(15,213)	—	6,144

Cash and cash equivalents, beginning of period	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of period	$138,340	$—	$6,949	$—	$145,289

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs. Since entry of that order, the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government recently requested the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies. The Company continues to cooperate with the OIG. The Company already has produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of the Company’s programs and practices. The Company believes that its programs, including those prior to the PCS acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor the United States Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, the Company could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause the Company’s business, profitability and growth prospects to suffer materially.

In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is a fiduciary, as that term is defined in the Employee Retirement Income Security Act (ERISA), and that the Company has breached its fiduciary obligations under ERISA in connection with its development and implementation of formularies, preferred drug listings and intervention programs for its sponsors of ERISA health plans. In particular, the plaintiff alleges that the Company’s therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA as alleged in the complaint, has denied all allegations of wrongdoing and is vigorously defending this suit. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS provided PBM services during the class period. AdvancePCS opposed certification of this class and on July 17, 2003, the District Court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS provided services under its contract with a single plan administrator. The Company will continue to vigorously defend this suit. Although the ultimate outcome is uncertain, an adverse determination could potentially cause the Company to change its business practices with respect to formularies, preferred drug listings, intervention programs, and rebates, potentially reducing its profitability and growth prospects.

AdvancePCS is also a party to the following lawsuits, each filed by the same counsel for different plaintiffs in the United States District Court in Arizona, that allege that AdvancePCS acts as an ERISA fiduciary and that its has breached certain fiduciary obligations under ERISA.

•	Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, was a class action filed on or about December 17, 2001. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan.

•	Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS is a class action that was served on or about April 19, 2002. The case purports to be brought on behalf of a class of self-funded health plans; however, a class has not been certified and the Company will oppose such certification. On or about March 31, 2003, the Company was served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan/customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purports to be brought as a class action on behalf of self-funded plans, the Company moved to consolidate the Glanton and Mackner cases. On May 14, 2003, the United States District Court consolidated Mackner into Glanton.

As to all of the Arizona ERISA cases, the Company believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

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

In addition, the Company is a party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings currently pending are not, in management’s opinion, material either individually or in the aggregate.

9. Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, net of taxes, as reflected in stockholders’ equity are shown as follows (in thousands):

	June 30, 2003	March 31, 2003
Mark to market interest rate swap, net of taxes	$(1,817)	$(3,442)
Pension liability adjustment, net of taxes	(8,154)	(8,154)

Accumulated other comprehensive loss	$(9,971)	$(11,596)

The components of total comprehensive income, net of taxes, are shown as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net income	$48,383	$35,344
Mark to market interest rate swap, net of taxes	1,625	273

Total comprehensive income	$50,008	$35,617

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We adopted Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16) in the fourth quarter of fiscal 2003 by retroactively reclassifying all prior years to conform with the presentation for fiscal 2003. When we provide formulary management services to a customer in conjunction with claims processing, we record rebates and administrative fees received from pharmaceutical manufacturers as a reduction of cost of revenues and the portion of the rebate payable to customers is treated as a reduction of revenue.

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

Revenues are recorded gross when we adjudicate claims for plan sponsor customers that have contractually agreed to use our contracted pharmacy network. We act as principal under EITF 99-19 when adjudicating claims for plan sponsors through our contracted pharmacy network for the following reasons:

•	We negotiate a contract with the plan sponsor customer and also negotiate contracts with retail pharmacies. Neither the plan sponsor nor the retail pharmacy can look through us and claim directly against the other party. Both contracts with these parties are separate and each only contracts with us. Each party deals directly with us and does not deal with each other directly;

•	We determine through negotiations which retail pharmacies will be included or excluded in our network to be offered to the plan sponsor customer, based on price, access, etc.;

•	We are responsible to the plan sponsor customer: (1) to provide the fulfillment to the plan’s members, (2) to validate a claim and (3) to manage the claim economically for the plan through our adjudication process;

•	We set total prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled; however, the plan sponsor customer determines the portion of the total price relating to co-pay amounts that will be paid by its members;

•	We manage the overall prescription drug relationship with the plan sponsor customer’s members;

•	We have credit risk for the price due to the pharmacy from the plan sponsor customer; and

•	We may realize a positive or negative margin represented by the difference between the negotiated ingredient cost and fees we will receive from the plan sponsor customer and the negotiated ingredient cost and fees we will pay to our network pharmacies.

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

We do not have responsibility to collect co-payments to be made by members to the retail pharmacy. Accordingly, we do not record member co-payments collected in the retail pharmacy as either revenue or cost of sales. As has been widely reported, the Securities and Exchange Commission (SEC) is in the process of reviewing the topic of co-payments and whether co-payments should or should not be included as a component of revenues and cost of sales in the prescription benefit management (PBM) industry and other related industries, including insurance companies. If the SEC should ultimately decide that co-payments should be included in revenues and cost of sales, it would result in an increase in reported revenue and a corresponding increase in cost of revenues. Thus, our consolidated results of operations, including gross profit and net income, and the consolidated balance sheets and consolidated statements of cash flows would not be affected.

Certain implementation and other fees paid to customers upon the initiation of a contractual agreement are considered an integral part of overall contract pricing and are capitalized and amortized as a reduction of revenue on a straight-line basis over the life of the contract.

Mail Services

We contract directly with plan sponsor customers to provide home delivery of prescription drugs to their members. We are contractually committed to specific turn around times, which is the time it takes to ship the prescription after receiving the written order. We also assume the credit and inventory risk and collect co-payments from members. Therefore, for prescriptions dispensed through our own mail service pharmacies, we recognize the total amounts paid by both the customer and the member (in the form of a co-payment) as revenue. Revenues from the dispensing of pharmaceuticals from our mail service pharmacies are recognized when each prescription is shipped.

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

We also earn other revenue from pharmaceutical manufacturers for services such as formulary support services, outcomes studies and clinical trials. These services are negotiated separately with each pharmaceutical manufacturer and specify the services we are to perform and the revenues and fees we are to earn based on the delivery or completion of the services. We also earn revenues from our customers (primarily managed care organizations) for disease management services provided by Accordant Health Services, Inc. (Accordant), our wholly owned subsidiary acquired in November 2002. Accordant focuses on helping patients with complex, chronic and progressive diseases. The revenues of Accordant have been included in Clinical and Other Services revenue since the date of acquisition.

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

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from our Data and Mail Services health improvement services. Also included in accounts receivable are receivables from vendors for our Clinical and Other Services whereby we recognize rebates and administrative fees receivable from pharmaceutical manufacturers. Based on our revenue recognition policies, certain claims at the end of the period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates are calculated quarterly based on an estimate of rebatable prescriptions and rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billings to the pharmaceutical manufacturers have been completed. As of June 30, 2003 and 2002, unbilled receivables were $623.3 million and $567.9 million, respectively. Corresponding amounts payable to retail pharmacies (for claims) or to plan sponsor customers (for rebates) are recorded at the time the unbilled receivables are recorded. Unbilled receivables from plan sponsor customers are typically billed within 15 days and unbilled receivables from manufacturers are typically billed within 90 days, based on the respective contractual billing schedules.

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

Performance Guarantees

Agreements with certain health plan sponsor customers contain plan performance guarantees that require us to meet various operational standards, including items such as customer service wait time, abandoned customer service calls and mail pharmacy turn around time, as well as guaranteed savings for using our retail networks. Certain contracts require 100% guarantee in achieving various operational standards. Failure to achieve the operational standards results in penalty payments to the health plan sponsors by us. We continually monitor our operational performance against the standards outlined in health plan sponsor customer contracts. A loss is recorded as a liability. If we experience changes in events or circumstances that adversely impact operations, performance guarantee obligations could increase, resulting in a charge to earnings.

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

Results of Operations – AdvancePCS

The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS.

	Three Months Ended June 30,
	2003	2002 (1)
	(in thousands, except per share data)
Revenues:
Data services	$3,083,826	$2,696,855
Mail services	660,632	491,396
Clinical and other services	59,532	47,021

Total revenues	3,803,990	3,235,272
Cost of revenues	3,650,957	3,109,925

Gross profit	153,033	125,347
Selling, general and administrative expenses	62,772	53,265

Operating income	90,261	72,082
Net interest expense	(8,717)	(10,164)
Loss on early retirement of debt	—	(2,444)
Loss from joint venture	(1,572)	(1,033)

Income before income taxes	79,972	58,441
Provision for income taxes	(31,589)	(23,097)

Net income	$48,383	$35,344

Basic net income per share	$0.53	$0.38
Diluted net income per share	$0.50	$0.35

(1)	Revenues have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

During fiscal year 2003, we adopted EITF 02-16. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. We had previously recorded rebates, net of the amount distributed to our customers, and administrative fees as components of Clinical Services revenue. Prior period reclassification is allowed to the extent there is no impact on net income. The application of EITF 02-16 does not change our net income, gross profit or cash flows.

Revenues

Data Services – Data services revenue increased $387.0 million, or 14%, for the three months ended June 30, 2003 compared to the same period one year ago. The increase was primarily attributable to increases in the Average Wholesale Price index for drug ingredient costs, which is used to establish the price of a prescription at the point of sale, as well as an increase in pharmacy claims processed. The increase in the Average Wholesale Price index was due to higher costs for newly introduced drugs, as well as, price increases for existing drugs, which was offset by higher average generic dispensing rates. Our retail generic dispensing rate increased 7.4% for the three months ended June 30, 2003 as compared to the same quarter in fiscal 2002. Claims processed increased to approximately 123 million for the three months ended June 30, 2003 from almost 119 million for the same period in the prior year.

Mail Services – Mail services revenue increased $169.2 million, or 34% compared to the three months ended June 30, 2002. Of this increase, approximately $104 million resulted from a 20% increase in the number of mail prescriptions dispensed which was driven by the addition of several customers whose members are high mail utilizers and increased utilization of our mail services by existing members. The number of mail pharmacy prescriptions dispensed increased from 3.5 million for the three months ended June 30, 2002 to 4.2 million for the three months ended June 30, 2003. Also contributing to the increase was higher revenue per mail claim resulting from an increase in drug ingredient costs, which was offset by higher average generic dispensing rates and higher brand discounts. Our mail order generic dispensing rate increased 13.4% for the three months ended June 30, 2003 as compared to the same quarter in fiscal 2002. The remaining increase in mail revenue was due to the growth of specialty pharmacy services revenue, with revenues of $93.4 million for the three months ended June 30, 2003 compared to $42.3 million for the same period in the prior year, which was primarily as a result of increased volumes.

Clinical and Other Services – Clinical and other services increased $12.5 million, or 27%. The increase is attributable to the acquisition of Accordant in November 2002, a disease management company focusing on patients with complex, chronic and progressive diseases, as well as new customers, which use our clinical services, increased utilization of prescription drugs by our members and greater formulary compliance.

Cost of Revenues

Overall cost of revenues increased $541.0 million, or 17%, compared to the three months ended June 30, 2002. Of this increase, drug ingredient costs grew by $536.5 million to $3.5 billion. This increase was driven primarily by an increase in the Average Wholesale Price index of pharmaceuticals, which in turn was driven by higher costs for newly introduced drugs, as well as, price increases for existing drugs and an increase in the number of claims adjudicated during the period. Cost of revenues, excluding drug ingredient costs, increased $4.5 million, or 3%, as compared to the three months ended June 30, 2002. The majority of the increases were attributable to non-ingredient costs associated with filling mail order prescriptions; the opening of our third mail order facility in Wilkes-Barre, Pennsylvania in the third fiscal quarter of 2003; increased call center operations to handle the increased volume of calls associated with implementing new mail utilizing members and promoting the use of our mail services to existing members; and non-pharmaceutical cost of revenues associated with our specialty pharmacy operations and Accordant which were not in operation in the first fiscal quarter of 2003.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2003 increased by $9.5 million, or 18%, compared to the same period in 2002. This increase was primarily attributable to the acquisition and integration of Accordant and to new expenditures for advances in information systems technology. We also incurred costs in our operations supporting the Wilkes-Barre mail order facility, which was not open in the first fiscal quarter of 2003. Selling, general and administrative expenses as a percentage of revenues remained constant at 1.65% for the three months ended June 30, 2003 and 2002.

Interest income and interest expense

Interest expense, net of interest income, for the three months ended June 30, 2003 decreased $1.4 million compared to the same period in 2002. The decrease in interest expense resulted from: (1) the repayment of debt throughout fiscal year 2003 with excess cash, (2) the increased usage of the Asset Securitization Facility, which incurs interest at a lower rate than the debt it replaced and (3) the expiration in October 2002 of $100 million of the interest rate swap.

Loss on early retirement of debt

During the three months ended June 30, 2002, we recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write off a portion of the deferred financing fees related to the Term B note in the amount of $2.4 million (excluding taxes of $953,000, included in provision for income taxes). This amount was previously reported as an extraordinary loss but has been retroactively reclassified to pre-tax income in accordance with SFAS No. 145 “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145), see Recently Adopted Accounting Policies, which the Company adopted in the first fiscal quarter of 2004.

Loss from joint venture

In February 2001, we entered into an agreement with Express Scripts and Merck-Medco, to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statement of operations. Our proportionate share of RxHub’s loss for the three months ended June 30, 2003 was $1.6 million compared to $1.0 million for the same period in 2002.

Income taxes

For the three months ended June 30, 2003 and 2002, our effective tax rate was approximately 39.5%.

Diluted net income per share

We reported diluted net income of $0.50 per share for the three months ended June 30, 2003 compared to $0.35 per share for the same period in 2002. The weighted average shares outstanding were 96.7 million and 102.1 million for the three months ended June 30, 2003 and 2002, respectively. The weighted average shares outstanding declined due to the repurchase of common stock throughout fiscal year 2003 under our share repurchase program.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $78.3 million and $26.4 million for the three months ended June 30, 2003 and 2002, respectively. The increase of $51.9 million for the three months ended June 30, 2003 versus the same period in 2002 reflected improvements in our working capital components and increased earnings of $13.0 million. These increases were offset in part by increased period over period inventory purchases of $37.3 million, reflecting higher investment buying activities for our mail service pharmacies, and include the costs associated with the opening of our Wilkes-Barre, Pennsylvania mail facility in 2003. Although we had a working capital deficit of $220.9 million as of June 30, 2003, the majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in our working capital. Our net cash provided by operating activities improved due to the timing of receivables and payables resulting from our claims processing cycle. A majority of our claims billings are processed on a fourteen-day cycle, beginning on Saturdays. As a result, cash balances, accounts receivable and accounts payable reflected in our consolidated balance sheets may fluctuate period to period depending on the day of the week that the quarter actually ends in relationship to the timing of invoicing, receipt of cash from our customers and our payments to the pharmacies. Therefore, we experience fluctuations in our cash balances depending upon the day of the cycle. We manage the effect of these fluctuations by borrowing on our bank revolving line of credit during certain cycle days.

Net cash used in investing activities

Net cash used in investing activities was $7.3 million and $19.8 million for the three months ended June 30, 2003 and 2002, respectively, and principally consisted of capital expenditures. Capital expenditures were $5.9 million and $18.9 million for the three months ended June 30, 2003 and 2002, respectively, and primarily related to purchases of property and equipment associated with the growth and expansion of our systems and facilities, which includes our Wilkes-Barre, Pennsylvania mail order facility which was opened in the third fiscal quarter of 2003, and software and systems upgrades for compliance with the Health Insurance Portability and Accountability Act of 1996.

Net cash used in financing activities

Net cash used in financing activities was $43.5 million and $367,000 for the three months ended June 30, 2003 and 2002, respectively. The activity for the three months ended June 30, 2003 consisted of net debt repayments of $60.0 million, primarily related to the Asset Securitization Facility, offset in part by proceeds from stock option exercises of $16.6 million. During the three months ended June 30, 2002, we completed an increase to the Asset Securitization Facility of $150 million, which was used to repay the remaining Term B note under our senior credit facility. Additional stock repurchases or debt reduction, if any, will be made in such amounts and at such times, as we deem appropriate based upon prevailing market and business conditions.

Indebtedness

In September 2002 we amended our Senior Secured Credit Facility to increase the size of the revolver from $175 million to $275 million. No amounts were outstanding under the revolving facility at June 30, 2003. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. We are in compliance with all covenants.

In March 2001, we issued $200 million of Senior Notes due 2008. In the second quarter of fiscal year 2003, we repurchased a portion of the Senior Notes with a face value of approximately $12.2 million in open market transactions. The Senior Notes contain covenants that are typical for this type of debt including, among others, fixed charge ratio, payment of dividends and sales of assets. There are no restrictions on the ability of the guarantors to pay dividends, make loans or advances to the parent. We are in compliance with all covenants.

In December 2001, we securitized certain of our accounts receivable pursuant to the Asset Securitization Facility. We used the proceeds to repay $150 million of our Term B note that had a balance outstanding of approximately $300 million at that time. In June 2002, we increased the Asset Securitization Facility to $300 million. We used the proceeds to pay the remaining $150 million of our Term B note. The Asset Securitization Facility is included in our debt balance as of June 30, 2003 and March 31, 2003 and will continue to be reflected “on-balance sheet”.

Share Repurchase Program

On June 6, 2002, we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of our outstanding shares of Class A common stock in the open market or private transactions. During each of the three month periods ended June 30, 2003 and 2002, we purchased no shares under this repurchase program. Total purchases of common stock under this repurchase program are included in treasury stock, at a cost of $111.5 million.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both our dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the issuance of the CIDs. Since entry of that order, we have reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government recently requested the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding our arrangements with retail pharmacies. We continue to cooperate with the OIG. We already have produced certain requested materials and we intend to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of our programs and practices. We believe that our programs, including those prior to the PCS acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor the United States Attorney has filed any actions or claims against us nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, we could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause our business, profitability and growth prospects to suffer materially.

In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is a fiduciary, as that term is defined in the Employee Retirement Income Security Act, or ERISA, and that we have breached our fiduciary obligations under ERISA in connection with our development and implementation of formularies, preferred drug listings and intervention programs for our sponsors of ERISA health plans. In particular, the plaintiff alleges that our therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. We believe that we do not assume any of the plan fiduciary responsibilities that would subject us to regulation under ERISA as alleged in the complaint, have denied all allegations of wrongdoing and are vigorously defending this suit. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS provided PBM services during the class period. We opposed certification of this class and on July 17, 2003, the District Court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS provided services under its contract with a single plan administrator. We will continue to vigorously defend this suit. Although the ultimate outcome is uncertain, an adverse determination could potentially cause us to change our business practices with respect to formularies, preferred drug listings, intervention programs, and rebates, potentially reducing our profitability and growth prospects.

We are also a party to the following lawsuits, each filed by the same counsel for different plaintiffs in the United States District Court in Arizona, that allege that we act as an ERISA fiduciary and that we have breached certain fiduciary obligations under ERISA.

•	Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, was a class action filed on or about December 17, 2001. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan.

•	Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS is a class action that was served on or about April 19, 2002. The case purports to be brought on behalf of a class of self-funded health plans; however, a class has not been certified and we will oppose such certification. On or about March 31, 2003, we were served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan/customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purports to be brought as a class action on behalf of self-funded plans, we moved to consolidate the Glanton and Mackner cases. On May 14, 2003, the United States District Court consolidated Mackner into Glanton.

As to all of the Arizona ERISA cases, we believe that we do not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. We believe that, in any event, our business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

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

In addition, we are a defendant in lawsuits from time to time arising in the ordinary course of business; the outcome of which we believe will not have a material adverse effect on our business, profitability and growth prospects.

Recently Adopted Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145 “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4,

“Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. We adopted SFAS 145 on April 1, 2003. For subsequent periods, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. Accordingly, the pre-tax extraordinary loss of $2.4 million, (excluding taxes of $953,000, included in provision for income taxes) for the three months ended June 30, 2002, was reclassified to income before income taxes to conform to the requirements of SFAS 145.

In September 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16). Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. We had previously recorded rebates, net of the amount distributed to our customers, and administrative fees as components of Clinical Services revenue. Prior period reclassification is allowed to the extent there is no impact on net income. The application of EITF 02-16 does not change our net income, gross profit or cash flows.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after June 15, 2003. We have a variable interest entity that has been and will continue to be included in our consolidated financial statements, and therefore, do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have not entered into derivatives or other financial instruments for trading purposes. We have entered into interest rate protection agreements that have fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount was reduced by $100 million in October 2001 and 2002. As of June 30, 2003, the notional amount was $200 million. The swap will expire in October 2003. We use the interest rate swaps to manage our interest rate risk on future interest payments. As of June 30, 2003, our outstanding variable rate debt was approximately $200 million. Based on the amount of variable rate debt compared to the notional amount of the interest rate protection agreement at June 30, 2003, we do not believe that a change in interest rates would have a material effect on our results of operations but could impact the fair value of debt outstanding relative to current market rates.

Item 4.	Controls and Procedures

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the quarterly period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Changes in Internal Controls

Since the end of the quarterly period covered by this quarterly report, there have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs. Since entry of that order, the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government recently requested the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies. The Company continues to cooperate with the OIG. The Company already has produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of the Company’s programs and practices. The Company believes that its programs, including those prior to the PCS acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor the United States Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, the Company could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause the Company’s business, profitability and growth prospects to suffer materially.

In March 1998, a class action lawsuit captioned Mulder v. PCS Health Systems, Inc., case number 98-1003, was filed in the United States District Court of the District of New Jersey. This action alleges that PCS is a fiduciary, as that term is defined in the Employee Retirement Income Security Act (ERISA), and that the Company has breached its fiduciary obligations under ERISA in connection with its development and implementation of formularies, preferred drug listings and intervention programs for its sponsors of ERISA health plans. In particular, the plaintiff alleges that the Company’s therapeutic interchange programs and negotiation of formulary rebates and discounts from pharmaceutical manufacturers violate fiduciary obligations. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA as alleged in the complaint, has denied all allegations of wrongdoing and is vigorously defending this suit. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS provided PBM services during the class period. AdvancePCS opposed certification of this class and on July 17, 2003, the District Court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS provided services under its contract with a single plan administrator. The Company will continue to vigorously defend this suit. Although the ultimate outcome is uncertain, an adverse determination could potentially cause the Company to change its business practices with respect to formularies, preferred drug listings, intervention programs, and rebates, potentially reducing its profitability and growth prospects.

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

•	Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS is a class action that was served on or about April 19, 2002. The case purports to be brought on behalf of a class of self-funded health plans; however, a class has not been certified and the Company will oppose such certification. On or about March 31, 2003, the Company was served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan/customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purports to be brought as a class action on behalf of self-funded plans, the Company moved to consolidate the Glanton and Mackner cases. On May 14, 2003, the United States District Court consolidated Mackner into Glanton.

As to all of the Arizona ERISA cases, the Company believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

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

In addition, the Company is a party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings currently pending are not, in management’s opinion, material either individually or in the aggregate.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Exhibits

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

31.	Section 302 Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.	Section 1350 Certifications

32.1 *	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on June 30, 2003, on which information was reported under Item 5 announcing our Form 10-K filing for the fiscal year ended March 31, 2003.

The Company filed a Current Report on Form 8-K on May 6, 2003, on which information was reported under Item 12 under temporary use of Item 9 announcing our press release reporting financial results for the fiscal quarter and fiscal year ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvancePCS (Registrant)

Date: August 13, 2003	By:	/s/ David D. Halbert
David D. Halbert, Chairman of the Board, President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Yon Y. Jorden
Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)