Form 10-Q
period 2003-09-30
ADVANCEPCS
filed 2003-11-13
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

As of October 31, 2003, the registrant had (1) 79,953,382 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

AdvancePCS and Subsidiaries

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, (forward-looking statements). We have based these forward-looking statements on our current expectations and projections about future events. These statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as it may be amended from time to time, under the caption “Risk Factors,” as well as the following:

•	Risks associated with competition in our industry, including client retention, the ability to consummate contracts with new clients and pricing and margin pressures from competitors and client demands;

•	Risks related to our relationships with pharmaceutical manufacturers or a change in pricing, discounts or other practices of these manufacturers;

•	Risks related to compliance with governmental legislation and regulations, including compliance with any changes in the interpretations of existing laws and regulations and the passage of new legislation or regulations;

•	Risks related to our ability to develop, market and sell new products, services and technologies;

•	Risks associated with adverse results in litigation or other liability claims asserted against us, including professional liability claims in excess of our insurance coverage and challenges to our business practices;

•	Risks related to maintaining our pharmacy network affiliations and negotiated retail discounts;

•	Risks associated with managing and integrating future acquisitions;

•	Risks associated with maintaining and managing our growth;

•	Risks associated with the general changes in the health care industry, including increases in health care costs, changes in drug utilization and the introduction rates of new drugs;

•	Risks associated with our ability or inability to attract and retain qualified personnel;

•	Risk associated with general economic and business conditions, including exposure to customers’ credit risks;

•	Risks associated with our debt obligations, including compliance with covenants contained in our credit agreements; and

•	Risks associated with delays or failure in completing our proposed merger with Caremark Rx, Inc.

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

AdvancePCS and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$112,723	$111,247
Accounts receivable, net of allowance for doubtful accounts of $13,617 and $15,586, respectively	1,656,393	1,627,931
Inventories	136,319	99,429
Prepaid expenses and other	39,194	25,647

Total current assets	1,944,629	1,864,254
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $121,426 and $100,641, respectively	144,043	151,200
Goodwill	1,249,308	1,248,514
Intangible assets, net	372,100	380,806
Other noncurrent assets	68,685	67,970

Total assets	$3,778,765	$3,712,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77	$188
Claims and accounts payable	2,055,354	2,005,306
Accrued salaries and benefits	34,524	46,960
Other accrued expenses	92,568	60,088

Total current liabilities	2,182,523	2,112,542
Noncurrent liabilities:
Long-term debt, less current portion	287,825	447,823
Deferred income taxes	147,702	147,803
Other noncurrent liabilities	44,982	34,102

Total liabilities	2,663,032	2,742,270

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 84,790,898 and 82,502,362 shares issued, respectively	847	825
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	790,195	750,446
Accumulated other comprehensive loss	(8,154)	(11,596)
Accumulated earnings	440,203	340,520
Treasury stock, at cost:
Class A common stock; 5,322,028 and 5,459,573 shares	(107,488)	(109,851)

Total stockholders’ equity	1,115,733	970,474

Total liabilities and stockholders’ equity	$3,778,765	$3,712,744

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues	$3,692,382	$3,502,767	$7,496,372	$6,738,039
Cost of revenues	3,527,977	3,367,305	7,178,933	6,477,230

Gross profit	164,405	135,462	317,439	260,809
Selling, general and administrative expenses	66,826	54,182	128,919	107,447
Merger-related charges	3,385	—	4,065	—

Operating income	94,194	81,280	184,455	153,362
Interest income	1,061	1,257	2,232	2,681
Interest expense	(9,037)	(11,549)	(18,926)	(23,137)
Loss on early retirement of debt	—	—	—	(2,444)
Loss from joint venture	(1,424)	(1,224)	(2,996)	(2,257)

Income before provision for income taxes	84,794	69,764	164,765	128,205
Provision for income taxes	(33,494)	(27,557)	(65,082)	(50,654)

Net income	$51,300	$42,207	$99,683	$77,551

Basic
Net income per share	$0.56	$0.46	$1.09	$0.84

Weighted average shares outstanding	92,073	91,615	91,456	92,319

Diluted
Net income per share	$0.52	$0.43	$1.02	$0.77

Weighted average shares outstanding	98,391	98,412	97,560	100,255

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:

Net income	$99,683	$77,551

Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	27,525	21,689
Provision for doubtful accounts	331	5,688
Deferred income taxes	6,986	4,309
Change in operating assets and liabilities –
Accounts receivable	(28,793)	(287,382)
Inventories	(36,890)	(11,647)
Prepaid expenses and other noncurrent assets	(12,113)	10,022
Claims and accounts payable, accrued expenses and other noncurrent liabilities	96,008	289,257

Net cash provided by operating activities	152,737	109,487

Cash flows from investing activities:

Purchase of property and equipment	(13,827)	(44,774)
Joint venture and other	(2,213)	(1,900)

Net cash used in investing activities	(16,040)	(46,674)

Cash flows from financing activities:

Net proceeds from issuance of Common Stock	24,888	4,657
Purchase of Class A Common Stock – Treasury Stock	—	(71,841)
Deferred financing costs	—	(1,416)
Repayment of debt	(111)	(162,961)
Net activity on asset securitization facility	(159,998)	130,802

Net cash used in financing activities	(135,221)	(100,759)

Net increase (decrease) in cash and cash equivalents	1,476	(37,946)

Cash and cash equivalents, beginning of period	111,247	139,145

Cash and cash equivalents, end of period	$112,723	$101,199

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Background and Basis of Presentation

AdvancePCS, a Delaware corporation, and its subsidiaries (the Company or AdvancePCS) provide a wide range of health improvement services designed to manage costs and improve the quality of care delivered to health plan members. Services include integrated mail service and retail pharmacy networks, formulary development and management, rebate negotiation and management, specialty pharmacy, disease management, clinical trials, outcomes research, information management, prescription drug services for the uninsured and online health information. The Company markets its services to managed care organizations, third-party health plan administrators, insurance companies, government agencies, employer groups and labor union-based trusts.

In September 2003, AdvancePCS entered into an Agreement and Plan of Merger (Merger Agreement) with Caremark Rx, Inc. (Caremark), in order to combine the two companies. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, at the effective time of the merger provided for in the Merger Agreement (Effective Time), the Company will become a wholly-owned subsidiary of Caremark. Also at the Effective Time, each outstanding share of common stock of the Company will be converted into the right to receive (i) shares of Caremark common stock equal to the product of 2.15 (Exchange Ratio) and 90%, which is equal to 1.935 shares, and (ii) an amount in cash equal to 10% of the product of the Exchange Ratio and the average of the per share closing sales prices of shares of Caremark common stock as reported on the New York Stock Exchange during the five consecutive trading day period ending on (and including) the fifth trading day immediately prior to the Effective Time. Consummation of the transaction is subject to various conditions, including stockholder and regulatory approvals.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for the interim financial information in the form prescribed by the Securities and Exchange Commission (SEC) in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as amended. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Employee Stock-Based Compensation

The Company follows the disclosure provisions as provided by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) but continues to account for stock options using the intrinsic value method under Accounting Principals Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for the options. For the three months ended September 30, 2003 and 2002, compensation expense of $304,000 and $206,000, respectively, and for the six months ended September 30, 2003 and 2002, compensation expense of $623,000 and $412,000, respectively, was recorded for certain options granted in fiscal year 2001. The Company has elected to continue applying the intrinsic value method under APB 25. Had compensation expense for these plans been determined in accordance with SFAS 123 and 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Stock-based compensation, net of taxes:
As currently reported	$184	$125	$377	$250
Pro forma	$4,310	$3,668	$7,780	$7,291
Net income:
As currently reported	$51,300	$42,207	$99,683	$77,551
Pro forma	$47,174	$38,664	$92,280	$70,510
Basic net income per share:
As currently reported	$0.56	$0.46	$1.09	$0.84
Pro forma	$0.51	$0.42	$1.01	$0.76
Diluted net income per share:
As currently reported	$0.52	$0.43	$1.02	$0.77
Pro forma	$0.48	$0.39	$0.95	$0.70

For options granted during the three months and six months ended September 30, 2003 and 2002, the fair value of each option grant was estimated using the Black-Scholes option-pricing model and the following assumptions: expected life of 3-5 years, risk-free interest rate of 1.77% and 2.68%, respectively, expected volatility of 58% and no expected dividend yield.

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

Recently Adopted Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) as extraordinary. The Company adopted SFAS 145 in the first quarter of fiscal 2004. In connection with the Term B note repayments made in June 2002, the Company recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million (excluding taxes of $953,000, included in provision for income taxes) and was previously reflected as an extraordinary item. Accordingly, the pre-tax extraordinary loss of $2.4 million for the six months ended September 30, 2002, was reclassified to income before income taxes to conform to the requirements of SFAS 145.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 was effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period ending after December 15, 2003. The

Company has a variable interest entity that has been and will continue to be included in the Company’s consolidated financial statements, and therefore, management believes the adoption of FIN 46 will not have a material impact on its financial position or results of operations.

4.	Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares (including both Class A common stock and Class B common stock) outstanding during the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the periods presented. The weighted average diluted common shares outstanding were calculated under the “treasury stock” method in accordance with SFAS No. 128, “Earnings Per Share.”

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands). Options to purchase 2.6 million and 2.5 million shares of common stock were outstanding at September 30, 2002 but were excluded from the computation of diluted earnings per share for the three month and six month periods, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock during the applicable period (antidilutive). No antidilutive options were outstanding at September 30, 2003.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding - Basic	92,073	91,615	91,456	92,319
Dilutive common stock equivalents:
Stock options and warrants	6,318	6,797	6,104	7,936

Weighted average common shares outstanding - Diluted	98,391	98,412	97,560	100,255

5.	Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of SFAS 142) is to be evaluated for impairment at least annually or when events or circumstances occur indicating that goodwill might be impaired.

The Company completed its annual impairment test during the fourth quarter of fiscal year 2003, which did not result in an impairment charge.

The following is a summary of goodwill activity for the dates indicated (in thousands):

March 31, 2003	$1,248,514
Finalization of Accordant purchase price	794

September 30, 2003	$1,249,308

The following is a summary of intangible assets at the dates indicated (in thousands):

	September 30, 2003	March 31, 2003
Amortizable intangible assets, gross:
Customer base	$278,380	$285,600
Other	21,675	19,130

	300,055	304,730

Accumulated amortization of amortizable intangible assets:
Customer base	(27,941)	(22,881)
Other	(7,851)	(6,310)

	(35,792)	(29,191)

Amortizable intangible assets, net	264,263	275,539

Non-amortizable intangible assets:
Trade name - PCS	105,267	105,267
Trade name - Accordant	2,570	—

Total intangible assets, net	$372,100	$380,806

The Company recorded a $4.7 million decrease in amortizable intangible assets during the first quarter of fiscal 2004, which represents the reallocation of Accordant intangibles based on the final valuation analysis. The weighted average amortization period for amortizable intangible assets is 25.3 years (26.3 years—customer base and 6.8 years—other).

Amortization expense of amortizable intangible assets was $3.3 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively, and $6.6 million and $5.8 million for the six months ended September 30, 2003 and 2002, respectively.

The Company determined that the $105.3 million and $2.6 million in trade names, acquired with the acquisition of PCS and Accordant, respectively, had indefinite useful lives. Current circumstances and conditions continue to support that determination.

6.	Debt

Long-term debt consists of the following (in thousands):

	September 30, 2003	March 31, 2003
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.17% plus 1.50% and 1.33% plus .85%, respectively, due December, 2006	$100,000	$259,998
Senior Notes, with interest at 8.50%, due March, 2008	187,825	187,825
Other	77	188
Revolving Credit Facility, with interest at LIBOR plus 2%, due October, 2005	—	—

Total debt	287,902	448,011
Less current portion	(77)	(188)

Total long term debt	$287,825	$447,823

During the six months ended September 30, 2003, the Company repaid approximately $160 million on the Asset Securitization Facility.

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

In November 2000, the Company entered into an interest rate protection agreement that had a fixed LIBOR rate of 6.60% for $400 million of the Company’s variable rate debt under the credit facility. The notional amount was reduced by $100 million in October 2001 and 2002. The swap expired in October 2003. The Company had accounted for the swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138.

7.	Condensed Consolidating Financial Information

In March 2001, the Company issued $200 million of Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of the existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the Indenture. Presented below are condensed consolidating balance sheets as of September 30, 2003 and March 31, 2003, condensed consolidating statements of operations for the three months and six months ended September 30, 2003 and 2002, and condensed consolidating statements of cash flows for the six months ended September 30, 2003 and 2002 of AdvancePCS (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) (in thousands):

Condensed Consolidating Balance Sheets

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
As of September 30, 2003
Cash and cash equivalents	$90,258	$—	$22,465	$—	$112,723
Accounts receivable, net	—	1,109,994	546,399	—	1,656,393
Inventories	—	136,244	75	—	136,319
Prepaid expenses and other	—	39,194	—	—	39,194

Current assets	90,258	1,285,432	568,939	—	1,944,629
Property and equipment, net	—	143,437	606	—	144,043
Equity investment	524,935	—	—	(524,935)	—
Intercompany	688,032	(284,418)	(403,614)	—	—
Goodwill and intangible assets, net	—	1,620,765	643	—	1,621,408
Other assets	10,959	57,724	2	—	68,685

Total assets	$1,314,184	$2,822,940	$166,576	$(524,935)	$3,778,765

Current liabilities	$10,626	$2,148,058	$23,839	$—	$2,182,523
Long-term debt, less current portion	187,825	—	100,000	—	287,825
Deferred income taxes	—	147,702	—	—	147,702
Other liabilities	—	44,978	4	—	44,982

Total liabilities	198,451	2,340,738	123,843	—	2,663,032

Common stock	977	—	—	—	977
Additional paid in capital	790,195	(1,275)	1,275	—	790,195
Other comprehensive income	(8,154)	—	—	—	(8,154)
Equity earnings	524,935	—	—	(524,935)	—
Accumulated earnings	(84,732)	483,477	41,458	—	440,203
Treasury stock	(107,488)	—	—	—	(107,488)

Stockholders’ equity	1,115,733	482,202	42,733	(524,935)	1,115,733

Total liabilities and stockholders’ equity	$1,314,184	$2,822,940	$166,576	$(524,935)	$3,778,765

As of March 31, 2003
Cash and cash equivalents	$96,490	$—	$14,757	$—	$111,247
Accounts receivable, net	—	1,087,425	540,506	—	1,627,931
Inventories	—	95,756	3,673	—	99,429
Prepaid expenses and other	—	25,647	—	—	25,647

Current assets	96,490	1,208,828	558,936	—	1,864,254
Property and equipment, net	—	150,543	657	—	151,200
Equity investment	413,829	—	—	(413,829)	—
Intercompany	649,175	(398,569)	(250,606)	—	—
Goodwill and intangible assets, net	—	1,628,677	643	—	1,629,320
Other assets	14,899	53,069	2	—	67,970

Total assets	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Current liabilities	$10,446	$2,081,692	$20,404	$—	$2,112,542
Long-term debt, less current portion	187,825	—	259,998	—	447,823
Deferred income taxes	—	147,739	64	—	147,803
Other liabilities	5,648	25,711	2,743	—	34,102

Total liabilities	203,919	2,255,142	283,209	—	2,742,270

Common stock	955	—	—	—	955
Additional paid in capital	750,446	(1,275)	1,275	—	750,446
Other comprehensive income	(11,596)	—	—	—	(11,596)
Equity earnings	413,829	—	—	(413,829)	—
Accumulated earnings	(73,309)	388,681	25,148	—	340,520
Treasury stock	(109,851)	—	—	—	(109,851)

Stockholders’ equity	970,474	387,406	26,423	(413,829)	970,474

Total liabilities and stockholders’ equity	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Condensed Consolidating Statement of Operations

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2003
Total revenues	$—	$3,677,058	$28,031	$(12,707)	$3,692,382
Cost of operations	—	3,597,132	13,763	(12,707)	3,598,188

Operating income	—	79,926	14,268	—	94,194
Interest (expense) income, net	(7,875)	1,846	(1,947)	—	(7,976)
Loss from joint venture	(1,424)	—	—	—	(1,424)

Income (loss) before income taxes	(9,299)	81,772	12,321	—	84,794
Income tax benefit (provision)	3,673	(32,892)	(4,275)	—	(33,494)

Net income (loss) before equity earnings	(5,626)	48,880	8,046	—	51,300
Equity earnings in subsidiaries	56,926	—	—	(56,926)	—

Net income	$51,300	$48,880	$8,046	$(56,926)	$51,300

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2002
Total revenues	$—	$3,492,022	$25,397	$(14,652)	$3,502,767
Cost of operations	—	3,421,386	14,753	(14,652)	3,421,487

Operating income	—	70,636	10,644	—	81,820
Interest (expense) income, net	(9,553)	1,760	(2,499)	—	(10,292)
Loss from joint venture	(1,224)	—	—	—	(1,224)

Income (loss) before income taxes	(10,777)	72,396	8,145	—	69,764
Income tax benefit (provision)	4,257	(28,976)	(2,838)	—	(27,557)

Net income (loss) before equity earnings	(6,520)	43,420	5,307	—	42,207
Equity earnings in subsidiaries	48,727	—	—	(48,727)	—

Net income	$42,207	$43,420	$5,307	$(48,727)	$42,207

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended September 30, 2003
Total revenues	$—	$7,454,525	$66,867	$(25,020)	$7,496,372
Cost of operations	—	7,298,724	38,213	(25,020)	7,311,917

Operating income	—	155,801	28,654	—	184,455
Interest (expense) income, net	(15,885)	2,959	(3,768)	—	(16,694)
Loss from joint venture	(2,996)	—	—	—	(2,996)

Income (loss) before income taxes	(18,881)	158,760	24,886	—	164,765
Income tax benefit (provision)	7,458	(63,856)	(8,684)	—	(65,082)

Net income (loss) before equity earnings	(11,423)	94,904	16,202	—	99,683
Equity earnings in subsidiaries	111,106	—	—	(111,106)	—

Net income	$99,683	$94,904	$16,202	$(111,106)	$99,683

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended September 30, 2002
Total revenues	$—	$6,721,982	$40,680	$(24,623)	$6,738,039
Cost of operations	—	6,586,922	22,378	(24,623)	6,584,677

Operating income	—	135,060	18,302	—	153,362
Interest (expense) income, net	(19,827)	3,518	(4,147)	—	(20,456)
Loss on early retirement of debt	(2,444)	—	—	—	(2,444)
Loss from joint venture	(2,257)	—	—	—	(2,257)

Income (loss) before income taxes	(24,528)	138,578	14,155	—	128,205
Income tax benefit (provision)	9,676	(55,402)	(4,928)	—	(50,654)

Net income (loss) before equity earnings	(14,852)	83,176	9,227	—	77,551
Equity earnings in subsidiaries	92,403	—	—	(92,403)	—

Net income	$77,551	$83,176	$9,227	$(92,403)	$77,551

Condensed Consolidating Statement of Cash Flows

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended September 30, 2003
Net cash provided by operating activities	$15,020	$123,009	$14,708	$—	$152,737

Purchase of property and equipment	—	(13,817)	(10)	—	(13,827)
Other investing activities	(1,350)	(863)	—	—	(2,213)

Net cash used in investing activities	(1,350)	(14,680)	(10)	—	(16,040)

Net proceeds from issuance of Common Stock	18,955	5,933	—	—	24,888
Repayment of debt	—	(111)	—	—	(111)
Net activity on asset securitization facility	—	—	(159,998)	—	(159,998)
Net intercompany transactions	(38,857)	(114,151)	153,008	—	—

Net cash used in financing activities	(19,902)	(108,329)	(6,990)	—	(135,221)

(Decrease) increase in cash and cash equivalents	(6,232)	—	7,708	—	1,476

Cash and cash equivalents, beginning of period	96,490	—	14,757	—	111,247

Cash and cash equivalents, end of period	$90,258	$—	$22,465	$—	$112,723

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended September 30, 2002
Net cash (used in) provided by operating activities	$(1,157)	$225,813	$(115,169)	$—	$109,487

Purchase of property and equipment	—	(43,911)	(863)	—	(44,774)
Other investing activities	(1,900)	—	—	—	(1,900)

Net cash used in investing activities	(1,900)	(43,911)	(863)	—	(46,674)

Net proceeds from issuance of Common Stock	4,657	—	—	—	4,657
Purchase of Class A Common Stock – Treasury Stock	(71,841)	—	—	—	(71,841)
Deferred financing costs	(1,416)	—	—	—	(1,416)
Repayment of debt	(162,961)	—	—	—	(162,961)
Net activity on asset securitization facility	—	—	130,802	—	130,802
Net intercompany transactions	212,242	(181,902)	(30,340)	—	—

Net cash (used in) provided by financing activities	(19,319)	(181,902)	100,462	—	(100,759)

Decrease in cash and cash equivalents	(22,376)	—	(15,570)	—	(37,946)

Cash and cash equivalents, beginning of period	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of period	$94,607	$—	$6,592	$—	$101,199

8.	Stock Transactions

Treasury Shares

On June 6, 2002, the Company filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of the Company’s outstanding shares of Class A common stock in the open market or private transactions. Purchases of stock under this repurchase program are included in treasury and offset by the issuance of shares for the employee stock purchase plan (ESPP) program.

During the three month and six month periods ended September 30, 2002, the Company purchased 4.0 million shares at a cost of $71.8 million under this repurchase program. There were no shares issued under the ESPP program during the three and six month periods ended September 30, 2002. During the three month and six month periods ended September 30, 2003, no shares were purchased under this repurchase program, however, previous treasury purchases were offset by the issuance of 137,545 shares for the ESPP program. Since inception, the Company has purchased 5.6 million shares at a cost of $111.5 million, offset by 271,050 shares issued for the ESPP program. In the Merger Agreement, the Company has agreed not to repurchase any additional shares without the consent of Caremark.

TheraCom

In August 2001, the Company completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly-owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. At the time of the acquisition, in addition to the payment of other consideration, 217,050 shares of common stock issued to the former TheraCom stockholders were held in escrow to satisfy any indemnification claims the Company may have arising out of the acquisition, including those related to the settlement of certain TheraCom litigation outstanding at the time of the acquisition. All shares held in escrow were included in the Company’s calculation of basic earnings per share beginning with the quarter ended September 30, 2002.

In January 2003, 34,188 shares were withdrawn from the indemnification claims escrow and returned to the Company to satisfy its indemnification claim arising from the settlement of litigation between TheraCom and one of its former stockholders. These shares returned to the Company are held in treasury. In August 2003, further litigation was settled between TheraCom and one of its former employees. Pursuant to this settlement, TheraCom paid the former employee $2 million. The former stockholders of TheraCom then indemnified and reimbursed the Company $2 million in cash. Upon receipt of this indemnification payment and in accordance with the terms of the acquisition, all of the 182,862 shares then held in the indemnification escrow were released to the former TheraCom stockholders.

9.	Commitments and Contingencies

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs. Since entry of that order, the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government has continued to request the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies. The Company continues to cooperate with the OIG. The Company already has produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

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

AdvancePCS is also a party to Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, a class action filed on or about December 17, 2001 in the United States District Court in Arizona that alleges that AdvancePCS acts as an ERISA fiduciary and that its has breached certain fiduciary obligations under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based in inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan. However, the plaintiff is again attempting to broaden the scope of the case to a class action. The Company will oppose any effort to certify a class.

The Company also was party to a class action, Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS, filed by the same counsel that had filed the Marantz case described above. This class action was served on or about April 19, 2002 and purported to be brought on behalf of a class of self-funded health plans. On or about March 31, 2003, the Company was served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan/customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purported to be brought as a class action on behalf of self-funded plans, on May 14, 2003, the United States District Court consolidated Mackner into Glanton. On November 7, 2003, the Federal District Court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiff lacked standing to bring the actions under ERISA. The plaintiffs are entitled to appeal these dismissals to the United States Ninth Circuit Court of Appeals.

As to all of the ERISA cases, the Company believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

The Company was served as a defendant in two California state court cases in 2003, one of which was brought by the same plaintiff’s counsel that represents the plaintiffs in the dismissed and pending Arizona ERISA cases. One was filed on or about March 17, 2003 in Los Angeles County Superior Court (American Federation of State, County & Municipal Employees (“AFSCME”) v. AdvancePCS, et al., case number BC292227) against AdvancePCS and other leading PBMs. The other was filed on or about March 26, 2003 in Alameda County Superior Court against AdvancePCS and several other defendants (Irwin v. AdvancePCS, et al., case number RG03088693) and is styled as a class action brought on behalf of a class of all public employees that participate in non-ERISA prescription drug benefit plans; however, a class has not been certified and the Company will oppose such certification. These two California cases allegedly involve non-ERISA plans and make the same general allegations of wrongdoing as made in the Arizona ERISA actions but are brought under California’s Unfair Competition Law rather than ERISA. Since the two California actions are related, the Company and the other PBM defendants secured an order requiring that the cases be coordinated in the Los Angeles Superior Court.

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

On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against the Company for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that the Company created confusion among certain AARP members and pharmacists through the launch of its prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. The Company moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. The Company appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In September 2003, the District Court rejected, without prejudice, AARP’s and United’s attempt to amend their complaint to include a punitive damages allegation. The Company has denied AARP and United’s allegations, moved to dismiss the complaint and are vigorously defending this matter. In addition, in May 2003 the Company amended its answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of its prescription drug discount program. Discovery in connection with these claims is ongoing.

The Company is a defendant in a purported class action (Bellevue Drug Co. et al., on behalf of themselves and all others similarly situated, and The Pharmacy Freedom Fund and The National Community Pharmacists Association v. AdvancePCS, Civ. No. 03-473) filed in the United States District Court for the Eastern District of Pennsylvania in

August 2003. The plaintiff alleges antitrust violations under Section 1 of the Sherman Act by the Company allegedly participating in a conspiracy to fix retail pharmacy reimbursement rates at sub-competitive levels. The plaintiffs are attempting to certify a nationwide class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with the Company to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s). The plaintiffs are seeking damages and injunctive relief. The Company will vigorously defend this suit.

The Company is also a defendant in similar anti-trust class action (North Jackson Pharmacy, Inc., et al. v. AdvancePCS et al.) filed in the United States District Court for the Northern District of Alabama in October 2003. The plaintiffs are pharmacies who seek to represent a nationwide class of pharmacies. The plaintiffs have made generally similar allegations as the plaintiffs in the Bellevue Drug Co. litigation described above. The Company will vigorously defend this suit.

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

10.	Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, net of taxes, as reflected in stockholders’ equity are shown as follows (in thousands):

	September 30, 2003	March 31, 2003
Mark to market interest rate swap, net of taxes	$—	$(3,442)
Pension liability adjustment, net of taxes	(8,154)	(8,154)

Accumulated other comprehensive loss	$(8,154)	$(11,596)

The components of total comprehensive income, net of taxes, are shown as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income	$51,300	$42,207	$99,683	$77,551
Mark to market interest rate swap, net of taxes	1,817	2,281	3,442	2,554

Total comprehensive income	$53,117	$44,488	$103,125	$80,105

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Data Services

We evaluate our plan sponsor customer contracts using the indicators of EITF No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether we act as a principal or an agent in the fulfillment of prescriptions through the retail pharmacy network.

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

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from our Data and Mail Services. Also included in accounts receivable are receivables from vendors for our Clinical and Other Services whereby we recognize rebates and administrative fees receivable from pharmaceutical manufacturers. Based on our revenue recognition policies, certain claims at the end of the period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates are calculated quarterly based on an estimate of rebatable prescriptions and rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billings to the pharmaceutical manufacturers have been completed. As of September 30, 2003 and March 31, 2003, unbilled receivables were $895.2 million and $883.5 million, respectively. Corresponding amounts payable to retail pharmacies (for claims) or to plan sponsor customers (for rebates) are recorded at the time the unbilled receivables are recorded. Unbilled receivables from plan sponsor customers are typically billed within 15 days and unbilled receivables from manufacturers are typically billed within 90 days, based on the respective contractual billing schedules.

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

Other Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over extended time periods. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations. Estimating probable losses requires varying levels of analysis that often depend on judgments about potential actions by third parties such as arbitrators.

Results of Operations – AdvancePCS

The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002(1)	2003	2002(1)
	(in thousands, except per share data)
Revenues:
Data services	$2,944,385	$2,887,347	$6,028,211	$5,584,202
Mail services	688,843	569,629	1,349,475	1,061,026
Clinical and other services	59,154	45,791	118,686	92,811

Total revenues	3,692,382	3,502,767	7,496,372	6,738,039
Cost of revenues	3,527,977	3,367,305	7,178,933	6,477,230

Gross profit	164,405	135,462	317,439	260,809
Selling, general and administrative expenses	66,826	54,182	128,919	107,447
Merger-related charges	3,385	—	4,065	—

Operating income	94,194	81,280	184,455	153,362
Net interest expense	(7,976)	(10,292)	(16,694)	(20,456)
Loss on early retirement of debt	—	—	—	(2,444)
Loss from joint venture	(1,424)	(1,224)	(2,996)	(2,257)

Income before income taxes	84,794	69,764	164,765	128,205
Provision for income taxes	(33,494)	(27,557)	(65,082)	(50,654)

Net income	$51,300	$42,207	$99,683	$77,551

Basic net income per share	$0.56	$0.46	$1.09	$0.84
Diluted net income per share	$0.52	$0.43	$1.02	$0.77

(1)	Revenues have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003.

During fiscal year 2003, we adopted EITF 02-16. Under this pronouncement, any consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be characterized as a reduction of cost of revenues. This EITF applies to rebates and administrative fees received from pharmaceutical manufacturers. We had previously recorded rebates, net of the amount distributed to our customers, and administrative fees as components of Clinical Services revenue. Prior period reclassification is allowed to the extent there is no impact on net income. The application of EITF 02-16 did not change our net income, gross profit or cash flows.

The SEC previously announced plans to review prior filings of each of the Fortune 500 companies. As part of this process, we previously received a comment letter from the SEC with respect to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. In addition to the co-payment issue (see discussion in Item 2, Data Services), the SEC raised an issue relating to whether our business operates as two separate operating segments or as a single segment with integrated products. This issue would not have an impact on our consolidated results of operations, which include gross profit and net income, the consolidated balance sheet or the consolidated statements of cash flows. We are currently in discussions with the SEC about the issues raised in the comment letter.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Data Services – Data services revenue increased $57.0 million, or 2%, for the three months ended September 30, 2003 compared to the same period one year ago. The increase was primarily attributable to increases in the Average Wholesale Price index for drug ingredient costs, which was partially offset by 1.2 million fewer retail claims processed and higher average generic dispensing rates, which reduces revenue per claim processed. Our generic dispensing rate increased 4.8% for the three months ended September 30, 2003 as compared to the same quarter in fiscal 2003. The increase in the Average Wholesale Price index, which is used to establish the price of a prescription at the point of sale, was due to higher costs for newly introduced drugs, as well as price increases for existing drugs.

Mail Services – Mail services revenue increased $119.2 million, or 21%, compared to the three months ended September 30, 2002. Of this increase, approximately $54 million resulted from a 10% increase in the number of mail prescriptions dispensed, which was driven principally by increased utilization of our mail services by existing members. The number of mail pharmacy prescriptions dispensed increased from 3.9 million for the three months ended September 30, 2002 to 4.3 million for the three months ended September 30, 2003. Also contributing to the increase was higher revenue per mail claim resulting from the combined impact of an increase in drug ingredient cost offset by a 4.4% increase in our mail order generic dispensing rate for the three months ended September 30, 2003 as compared to the same quarter in fiscal 2003. The remaining increase in mail revenue was due to the growth of specialty pharmacy services revenue, with revenues of $106.3 million for the three months ended September 30, 2003 compared to $54.1 million for the same period in the prior year, which was primarily as a result of increased volumes.

Clinical and Other Services – Clinical and other services revenue increased $13.4 million, or 29%. The majority of this increase is attributable to the inclusion of Accordant, which was acquired in the third quarter of fiscal 2003, a disease management company focusing on patients with complex, chronic and progressive diseases. The remaining increase was attributable to improved contract rates and greater formulary compliance by our rebate utility customers as well as increased utilization of our clinical programs.

Cost of Revenues

Overall cost of revenues increased $160.7 million, or 5%, compared to the three months ended September 30, 2002. Of this increase, drug ingredient costs grew by $156.0 million to $3.4 billion. This increase was driven primarily by the increase in the Average Wholesale Price index of pharmaceuticals, which in turn was driven by higher costs for newly introduced drugs, as well as price increases for existing drugs. Cost of revenues, excluding drug ingredient costs, increased $4.7 million, or 3%, as compared to the three months ended September 30, 2002. The majority of the increase was attributable to non-ingredient costs associated with filling a greater number of mail order prescriptions; the opening of our third mail order facility in Wilkes-Barre, Pennsylvania in the third quarter of fiscal 2003; increased call center operations to promote the use of our mail services to existing members; and non-pharmaceutical cost of revenues associated with both the ramp up of our specialty pharmacy operations and Accordant which was acquired in the third quarter of fiscal 2003.

Selling, general and administrative expenses

Our selling, general and administrative expenses, excluding merger-related charges, for the three months ended September 30, 2003 increased by $12.6 million compared to the same period in 2002. This increase was primarily attributable to the acquisition and integration of Accordant in the third quarter of fiscal 2003 and to increased administration costs associated with outside legal fees, increased insurance premiums and employee benefits costs. Selling, general and administrative expenses as a percentage of revenues increased from 1.5% for the three months ended September 30, 2002 to 1.8% for the three months ended September 30, 2003.

Merger-related charges

During the three months ended September 30, 2003, we recognized charges of approximately $3.4 million in legal, accounting and other expenses related to the proposed merger with Caremark. We expect to incur continuing costs up until the closing of this transaction, including costs associated with our responding to requests by the Federal Trade Commission.

Interest income and interest expense

Interest expense, net of interest income, for the three months ended September 30, 2003 decreased $2.3 million, or 23%, compared to the same period in 2002. The decrease in interest expense resulted from: (1) the increased net repayment of debt with excess cash and (2) the expiration in October 2002 of $100 million of the interest rate swap. The remaining notional amount of the interest rate swap expired in October 2003, see Item 3.

Loss from joint venture

In February 2001, we entered into an agreement with Express Scripts and Medco Health Solutions (formally Merck-Medco Managed Care), to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one-third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statements of operations. Our proportionate share of RxHub’s loss for the three months ended September 30, 2003 was $1.4 million compared to $1.2 million for the same period in 2002.

Income taxes

For the three months ended September 30, 2003 and 2002, our effective tax rate was approximately 39.5%.

Diluted net income per share

We reported diluted net income of $0.52 per share for the three months ended September 30, 2003 compared to $0.43 per share for the same period in 2002. The weighted average shares outstanding were 98.4 million for each three month period ending September 30, 2003 and 2002. The weighted average shares outstanding at September 30, 2003 include reductions due to share repurchases, offset by shares issued through the employee stock purchase plan (ESPP) program, since June 2002.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Revenues

Data Services – Data services revenue increased $444.0 million, or 8%, for the six months ended September 30, 2003 compared to the same period one year ago. The increase was primarily attributable to increases in the Average Wholesale Price index for drug ingredient costs, offset by higher average generic dispensing rates. Our retail generic dispensing rate increased 6.2% for the six months ended September 30, 2003 as compared to the same period in fiscal 2003. The increase in the Average Wholesale Price index was attributable to higher costs for newly introduced drugs as well as price increases for existing drugs.

Mail Services – Mail services revenue increased $288.4 million, or 27%, compared to the six months ended September 30, 2002. Of this increase, approximately $158.2 million resulted from a 15% increase in the number of mail prescriptions dispensed which was driven by the addition of several customers whose members are high mail utilizers and increased utilization of our mail services by existing members. The number of mail pharmacy prescriptions dispensed increased from 7.3 million for the six months ended September 30, 2002 to 8.5 million for the six months ended September 30, 2003. Also contributing to the increase was higher revenue per mail claim resulting from the impact of an increase in the Average Wholesale Price index for drug ingredient cost, which was partially offset by higher brand discounts and an 8.7% increase in our mail order average generic dispensing rates. The remaining increase in mail revenue was due to the growth of specialty pharmacy services revenue, with revenues of $199.7 million for the six months ended September 30, 2003 compared to $96.4 million for the same period in the prior year, which was primarily as a result of increased volumes.

Clinical and Other Services – Clinical and other services revenue increased $25.9 million, or 28%. A significant portion of this increase is attributable to the inclusion of Accordant, which was acquired in the third quarter of fiscal 2003. The remaining increase was attributable to new customers, which use our clinical services, and improved contract rates and greater formulary compliance by our rebate utility customers.

Cost of Revenues

Overall cost of revenues increased $701.7 million, or 10.8%, compared to the six months ended September 30, 2002. Of this increase, drug ingredient costs grew by $692.5 million to $6.9 billion. This increase was driven primarily by the increase in the Average Wholesale Price index of pharmaceuticals, which in turn was driven by higher costs for newly introduced drugs, as well as price increases for existing drugs. This increase in Average Wholesale Price was partially offset by the benefits of forward purchasing of inventory and increased generic dispensing rates. Adjusted claims grew 6.3 million or 2.4% as compared to the comparable six-month period in the prior fiscal year. Adjusted claims are calculated as pharmacy network claims processed plus mail pharmacy prescriptions multiplied by three, as mail claims typically represent a three-month supply, while pharmacy network claims typically represent a one-month supply. Cost of revenues, excluding drug ingredient costs, increased $9.2 million or 3.4% as compared to the six months ended September 30, 2002. The majority of the increase was attributable to non-ingredient costs associated with filling a greater number of mail order prescriptions; the opening of our third mail order facility in Wilkes-Barre, Pennsylvania in the third quarter of fiscal 2003; increased call center operations to handle the increased volume of calls associated with implementing new mail utilizing members and promoting the use of our mail services to existing members; and non-pharmaceutical cost of revenues associated with both the ramp up of our specialty pharmacy operations and the inclusion of Accordant, which was acquired in the third quarter of fiscal 2003.

Selling, general and administrative expenses

Our selling, general and administrative expenses, excluding merger-related charges, for the six months ended September 30, 2003 increased by $21.5 million compared to the same period in 2002. This increase was primarily attributable to the acquisition and integration of Accordant in the third quarter of fiscal 2003; new expenditures for advances in information systems technology; and increased administration costs associated with greater outside legal fees, insurance premiums and employee benefits costs. We also incurred costs in our operations supporting the Wilkes-Barre mail order facility, which was not open during the six months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues increased from 1.6% for the six months ended September 30, 2002 to 1.7% for the six months ended September 30, 2003.

Merger-related charges

During the six months ended September 30, 2003, we recognized charges of approximately $4.1 million in legal, accounting and other expenses related to the proposed merger with Caremark. We expect to incur continuing costs up until the closing of this transaction, including costs associated with our responding to requests by the Federal Trade Commission.

Interest income and interest expense

Interest expense, net of interest income, for the six months ended September 30, 2003 decreased $ 3.8 million or 18% compared to the same period in 2002. The decrease in interest expense resulted from: (1) the increased net repayment of debt with excess cash, (2) the increased usage of the Asset Securitization Facility beginning in the first quarter of fiscal 2003, which incurs interest at a lower rate than the debt it replaced and (3) the expiration in October 2002 of $100 million of the interest rate swap. The remaining notional amount of the interest rate swap expired in October 2003, see Item 3.

Loss on early retirement of debt

During the six months ended September 30, 2002, we recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write off a portion of the deferred financing fees related to the Term B note in the amount of $2.4 million (excluding taxes of $953,000, included in provision for income taxes). This amount was previously reported as an extraordinary loss but has been retroactively reclassified to pre-tax income in accordance with SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145), see Recently Adopted Accounting Policies, which the Company adopted in the first fiscal quarter of 2004.

Loss from joint venture

In February 2001, we entered into an agreement with Express Scripts and Medco Health Solutions, to form RxHub to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statement of operations. Our proportionate share of RxHub’s loss for the six months ended September 30, 2003 was $3.0 million compared to $2.3 million for the same period in fiscal 2003.

Income taxes

For the six months ended September 30, 2003 and 2002, our effective tax rate was approximately 39.5%.

Diluted net income per share

We reported diluted net income of $1.02 per share for the six months ended September 30, 2003 compared to $0.77 per share for the same period in 2002. The weighted average shares outstanding were 97.6 million and 100.3 million for the six months ended September 30, 2003 and 2002, respectively. The decline in weighted average shares outstanding at September 30, 2003 represents reductions due to share repurchases, offset by shares issued through the ESPP program, since June 2002.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $152.7 million and $109.5 million for the six months ended September 30, 2003 and 2002, respectively. The increase of $43.2 million for the six months ended September 30, 2003 versus the same period in 2002 reflected increased earnings of $22.1 million and improvements in our working capital components. These increases were offset in part by increased period over period inventory purchases of $25.2 million, reflecting higher investment buying activities for our mail service pharmacies, and include the costs associated with the opening of our Wilkes-Barre, Pennsylvania mail facility in 2003. Although we had a working capital deficit of $237.9 million as of September 30, 2003, the majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in our working capital. Our net cash provided by operating activities improved due to the timing of receivables and payables resulting from our claims processing cycle. A majority of our claims billings are processed on a fourteen-day cycle, beginning on Saturdays. As a result, cash balances, accounts receivable and accounts payable reflected in our consolidated balance sheets may fluctuate period to period depending on the day of the week that the quarter actually ends in relationship to the timing of invoicing, receipt of cash from our customers and our payments to retail pharmacies. Therefore, we experience fluctuations in our cash balances depending upon the day of the cycle. We manage the effect of these fluctuations by borrowing on our Asset Securitization Facility and our Revolving Credit Facility during certain cycle days.

Net cash used in investing activities

Net cash used in investing activities was $16.0 and $46.7 million for the six months ended September 30, 2003 and 2002, respectively, and principally consisted of capital expenditures. Capital expenditures were $13.8 million and $44.8 million for the six months ended September 30, 2003 and 2002, respectively, and primarily related to purchases of property and equipment; capitalized software associated with the growth and expansion of our systems and facilities, including our Wilkes-Barre, Pennsylvania mail order facility which was opened in the third fiscal quarter of 2003; and software and systems upgrades for compliance with the Health Insurance Portability and Accountability Act of 1996.

Net cash used in financing activities

Net cash used in financing activities was $135.2 million and $100.8 million for the six months ended September 30, 2003 and 2002, respectively. The activity for the six months ended September 30, 2003 consisted of net debt repayments of $160.0 million, primarily related to the Asset Securitization Facility, offset in part by proceeds from stock option exercises of $24.9 million. The activity for the six months ended September 30, 2002 consisted primarily of 4.0 million shares purchased under our stock repurchase program at a cost of approximately $71.8 million and the repurchase of Senior Notes with a face value of approximately $12.2 million in open market transactions. In the Merger Agreement, we have agreed not to repurchase any additional shares without the consent of Caremark. Additionally, during the six months ended September 30, 2002, we completed an increase to the Asset Securitization Facility of $150 million, which was used to repay the remaining Term B note under our senior credit facility. Additional debt reduction, if any, will be made in such amounts and at such times, as we deem appropriate based upon prevailing market and business conditions. However, during the reporting periods, we experience cash balance fluctuations and manage these fluctuations by borrowing against the Asset Securitization Facility and Revolving Credit Facility.

Indebtedness

In September 2002 we amended our Senior Secured Credit Facility to increase the size of the revolver from $175 million to $275 million. No amounts were outstanding under the revolving facility at September 30, 2003. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. We are in compliance with all covenants.

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

In December 2001, we securitized certain of our accounts receivable pursuant to the Asset Securitization Facility. We used the proceeds to repay $150 million of our Term B note that had a balance outstanding of approximately $300 million at that time. In June 2002, we increased the Asset Securitization Facility to $300 million. We used the proceeds to pay the remaining $150 million of our Term B note. The Asset Securitization Facility is included in our debt balance as of September 30, 2003 and March 31, 2003 and will continue to be reflected “on-balance sheet”. As of September 30, 2003, approximately $100 million was outstanding under the Asset Securitization Facility.

Stock Transactions

Treasury Shares

On June 6, 2002, the we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of our outstanding shares of Class A common stock in the open market or private transactions. Purchases of stock under this repurchase program are included in treasury and offset by the issuance of shares for the ESPP program.

During the three month and six month periods ended September 30, 2002, we purchased 4.0 million shares at a cost of $71.8 million under this repurchase program. There were no shares issued under the ESPP program during the three and six month periods ended September 30, 2002. During the three month and six month periods ended September 30, 2003, no shares were purchased under this repurchase program, however, previous treasury purchases were offset by the issuance of 137,545 shares for the ESPP program. Since inception, we have purchased 5.6 million shares at a cost of $111.5 million, offset by 271,050 shares issued for the ESPP program. In the Merger Agreement, we have agreed not to repurchase any additional shares without the consent of Caremark.

TheraCom

In August 2001, the we completed the acquisition of 100% of the equity of Dresing-Lierman, Inc. and its wholly-owned subsidiary, TheraCom Inc. (collectively, TheraCom), a specialty pharmacy and distribution company located in Bethesda, Maryland. At the time of the acquisition, in addition to the payment of other consideration, 217,050 shares of common stock issued to the former TheraCom stockholders were held in escrow to satisfy any indemnification claims the we may have had arising out of the acquisition, including those related to the settlement of certain TheraCom litigation outstanding at the time of the acquisition. All shares held in escrow were included in our calculation of basic earnings per share beginning with the quarter ended September 30, 2002.

In January 2003, 34,188 shares were withdrawn from the indemnification claims escrow and returned to us to satisfy the indemnification claim arising from the settlement of litigation between TheraCom and one of its former stockholders. These shares returned to us are held in treasury. In August 2003, further litigation was settled between TheraCom and one of its former employees. Pursuant to this settlement, TheraCom paid the former employee $2 million. The former stockholders of TheraCom then indemnified us and reimbursed TheraCom for the $2 million in cash. Upon receipt of this indemnification payment and in accordance with the terms of the acquisition, all of the 182,862 shares then held in the indemnification escrow were released to the former TheraCom stockholders.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both our dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the issuance of the CIDs. Since entry of that order, we have reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government has continued to request the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding our arrangements with retail pharmacies. We continue to cooperate with the OIG. We already have produced certain requested materials and we intend to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

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

We are also a party to Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, a class action filed on or about December 17, 2001 in the United States District Court in Arizona that alleges that we act as an ERISA fiduciary and that we have breached certain fiduciary obligations under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan. However, the plaintiff is again attempting to broaden the scope of the case to a class action. We will oppose any effort to certify a class. We are also a party to the following lawsuits, each filed by the same counsel for different plaintiffs in the United States District Court in Arizona, that allege that we act as an ERISA fiduciary and that we have breached certain fiduciary obligations under ERISA.

We also were party to a class action, Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS, filed by the same counsel that had filed the Marantz case described above. This class action was served on or about April 19, 2002 and purported to be brought on behalf of a class of self-funded health plans. On or about March 31, 2003, we were served with the plaintiff, a purported participant in a self-funded plan/customer of ours, sought to bring action on behalf of that plan. Because the Glanton case purported to be brought as a class action on behalf of self-funded plans, on May 14, 2003, the United States District Court consolidated Mackner into Glanton. On November 7, 2003, the Federal District Court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs are entitled to appeal these dismissals to the United States Ninth Circuit Court of Appeals.

As to all of the ERISA cases, we believe that we do not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. We believe that, in any event, our business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

We were served as a defendant in two California state court cases in 2003, one of which was brought by the same plaintiff’s counsel that represents the plaintiffs in the dismissed and pending Arizona ERISA cases. One was filed on or about March 17, 2003 in Los Angeles County Superior Court (American Federation of State, County & Municipal Employees (“AFSCME”) v. AdvancePCS, et al., case number BC292227) against us and other leading PBMs. The other was filed on or about March 26, 2003 in Alameda County Superior Court against us and several other defendants (Irwin v. AdvancePCS, et al., case number RG03088693) and is styled as a class action brought on behalf of a class of all public employees that participate in non-ERISA prescription drug benefit plans; however, a class has not been certified and we will oppose such certification. These two California cases allegedly involve non-ERISA plans and make the same general allegations of wrongdoing as made in the Arizona ERISA actions but are brought under California’s Unfair Competition Law rather than ERISA. Since the two California actions are related, we and the other PBM defendants secured an order requiring that the cases be coordinated in the Los Angeles Superior Court.

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

On December 17, 2001, AARP and United Healthcare Insurance Co., or United, filed a multi-count complaint against us in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against us for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that we created confusion among certain AARP members and pharmacists through the launch of our prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. We moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. We appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In September 2003, the District Court rejected, without prejudice, AARP’s and United’s attempt to amend their complaint to include a punitive damages allegation. We have denied AARP and United’s allegations, moved to dismiss the complaint and are vigorously defending this matter. In addition, in May 2003 we amended our answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of our prescription drug discount program. Discovery in connection with these claims is ongoing.

We are a defendant in a purported class action (Bellevue Drug Co. et al., on behalf of themselves and all others similarly situated, and The Pharmacy Freedom Fund and The National Community Pharmacists Association v. AdvancePCS, Civ. No. 03-473) filed in the United States District Court for the Eastern District of Pennsylvania in August 2003. The plaintiff alleges antitrust violations under Section 1 of the Sherman Act by us allegedly participating in a conspiracy to fix retail pharmacy reimbursement rates at sub-competitive levels. The plaintiffs are attempting to certify a nationwide class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with us to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s). The plaintiffs are seeking damages and injunctive relief. We will vigorously defend this suit.

We are also a defendant in similar anti-trust class action (North Jackson Pharmacy, Inc., et al. v. AdvancePCS et al.,) filed in the United States District Court for the Northern District of Alabama in October 2003. The plaintiffs are pharmacies who seek to represent a nationwide class of pharmacies. The plaintiffs have made generally similar allegations as the plaintiffs in the Bellevue Drug Co. litigation described above. We will vigorously defend this suit.

In addition, we are a party to routine legal and administrative proceedings arising in the ordinary course of our business. The proceedings currently pending are not, in our opinion, material either individually or in the aggregate.

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

Recently Adopted Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) as extraordinary. We adopted SFAS 145 in the first quarter of fiscal 2004. In connection with the Term B note repayments made in June 2002, we recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million (excluding taxes of $953,000, included in the provision for income taxes) and was previously reflected as an extraordinary item. Accordingly, the pre-tax extraordinary loss of $2.4 million for the six months ended September 30, 2002, was reclassified to income before income taxes to conform to the requirements of SFAS 145.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 was effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period ending after December 15, 2003. We have a variable interest entity that has been and will continue to be included in our consolidated financial statements, and therefore, the adoption of FIN 46 did not have a material impact on our financial position or results of operations.

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

We have not entered into derivatives or other financial instruments for trading purposes. We did enter into interest rate protection agreements that had fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount was reduced by $100 million in October 2001 and 2002. As of September 30, 2003, the notional amount was $200 million. The swap expired in October 2003. As of September 30, 2003, our outstanding variable rate debt was approximately $100 million. Therefore, each one percent change in interest rates would result in an annual change in interest expense of $1 million.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs. Since entry of that order, the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government has continued to request the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies. The Company continues to cooperate with the OIG. The Company already has produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

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

AdvancePCS is also a party to Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, a class action filed on or about December 17, 2001 in the United States District Court in Arizona that alleges that AdvancePCS acts as an ERISA fiduciary and that its has breached certain fiduciary obligations under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed and amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan. However, the plaintiff is again attempting to broaden the scope of the case to a class action. The Company will oppose any effort to certify a class.

The Company also was party to a class action, Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS, filed by the same counsel that had filed the Marantz case described above. This class action was served on or about April 19, 2002 and purported to be brought on behalf of a class of self-funded health plans. On or about March 31, 2003, the Company was served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan/customer of AdvancePCS, sought to bring action on behalf of that plan. Because the Glanton case purported to be brought as a class action on behalf of self-funded plans, on May 14, 2003, the United States District Court consolidated Mackner into Glanton. On November 7, 2003, the Federal District Court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiff lacked standing to bring the actions under ERISA. The plaintiffs are entitled to appeal these dismissals to the United States Ninth Circuit Court of Appeals.

As to all of the ERISA cases, the Company believes that it does not act as an ERISA fiduciary or assume the ERISA fiduciary responsibilities as alleged in the complaints. AdvancePCS believes that, in any event, its business practices are in compliance with ERISA. The ERISA lawsuits seek unspecified monetary damages and injunctive relief.

The Company was served as a defendant in two California state court cases in 2003, one of which was brought by the same plaintiff’s counsel that represents the plaintiffs in the dismissed and pending Arizona ERISA cases. One was filed on or about March 17, 2003 in Los Angeles County Superior Court (American Federation of State, County & Municipal Employees (“AFSCME”) v. AdvancePCS, et al., case number BC292227) against AdvancePCS and other leading PBMs. The other was filed on or about March 26, 2003 in Alameda County Superior Court against AdvancePCS and several other defendants (Irwin v. AdvancePCS, et al., case number RG03088693) and is styled as a class action brought on behalf of a class of all public employees that participate in non-ERISA prescription drug benefit plans; however, a class has not been certified and the Company will oppose such certification. These two California cases allegedly involve non-ERISA plans and make the same general allegations of wrongdoing as made in the Arizona ERISA actions but are brought under California’s Unfair Competition Law rather than ERISA. Since the two California actions are related, the Company and the other PBM defendants secured an order requiring that the cases be coordinated in the Los Angeles Superior Court.

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

On December 17, 2001, AARP and United Healthcare Insurance Co. (United) filed a multi-count complaint against AdvancePCS in federal court in Minneapolis, Minnesota in a matter captioned United Healthcare Insurance Co. and AARP v. AdvancePCS, Civ. No. 01-CV-2320 (D. Minn.). AARP and United have asserted claims against the Company for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that the Company created confusion among certain AARP members and pharmacists through the launch of its prescription drug discount program. AARP and United requested preliminary and permanent injunctive relief. The Company moved to dismiss the complaint. Without holding an evidentiary hearing, the district court granted AARP and United’s request for preliminary injunctive relief. The Company appealed the district court’s order and on November 1, 2002, the Eighth Circuit Federal Court of Appeals affirmed the district court’s order. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In September 2003, the District Court rejected, without prejudice, AARP’s and United’s attempt to amend their complaint to include a punitive damages allegation. The Company has denied AARP and United’s allegations, moved to dismiss the complaint and are vigorously defending this matter. In addition, in May 2003 the Company amended its answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of its prescription drug discount program. Discovery in connection with these claims is ongoing.

The Company is a defendant in a purported class action (Bellevue Drug Co. et al., on behalf of themselves and all others similarly situated, and The Pharmacy Freedom Fund and The National Community Pharmacists Association

v. AdvancePCS, Civ. No. 03-473) filed in the United States District Court for the Eastern District of Pennsylvania in August 2003. The plaintiff alleges antitrust violations under Section 1 of the Sherman Act by the Company allegedly participating in a conspiracy to fix retail pharmacy reimbursement rates at sub-competitive levels. The plaintiffs are attempting to certify a nationwide class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with the Company to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s). The plaintiffs are seeking damages and injunctive relief. The Company will vigorously defend this suit.

The Company is also a defendant in similar anti-trust class action (North Jackson Pharmacy, Inc., et al. v. AdvancePCS et al.,) filed in the United States District Court for the Northern District of Alabama in October 2003. The plaintiffs are pharmacies who seek to represent a nationwide class of pharmacies. The plaintiffs have made generally similar allegations as the plaintiffs in the Bellevue Drug Co. litigation described above. The Company will vigorously defend this suit.

In addition, the Company is a party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings currently pending are not, in management’s opinion, material either individually or in the aggregate.

Various aspects of the Company’s businesses are governed by federal and state laws and regulations and compliance is a significant operational requirement for the Company. Management believes that the Company is in substantial compliance with all existing legal requirements material to the operation of the Company’s business; however, the application of complex standards to the detailed operation of the business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Numerous health care laws and regulations have been proposed at the state and federal level, many of which could affect the Company’s business. Management cannot predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding health care, or the business of pharmacy benefit management. It is possible that federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on the Company’s business or financial position.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Exhibits

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.	Material Contracts

10.1	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS (incorporated by reference to Exhibit 2.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 3, 2003).

10.2*	Amendment No. 3 to Amended and Restated Incentive Stock Option Plan.

10.3*	AdvancePCS 2003 Incentive Compensation Plan.

10.4*	First Amendment to the Employment Agreement, effective as of May 6, 2003, by and between AdvancePCS and David D. Halbert.

10.5*	First Amendment to the Employment Agreement, effective as of May 6, 2003, by and between Yon Y. Jorden and AdvancePCS.

10.6*	Form of First Amendment the Employment Agreement, effective as of May 6, 2003, by and between AdvancePCS and each of Jon S. Halbert, T. Danny Phillips, Rudy Mladenovic, John H. Sattler, Susan S. de Mars, Laura I. Johansen, Gail B. Marcus, Steven C. Mizell, Craig S. Schub and Leslie Simmons.

10.7*	Form of First Amendment the Employment Agreement, effective as of May 6, 2003, by and between AdvancePCS and certain officers.

31.	Section 302 Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.	Section 1350 Certifications

32.1 *	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on July 1, 2003, on which information was reported under Item 5 announcing our Form 10-K filing for the fiscal year ended March 31, 2003.

The Company filed a Current Report of Form 8-K on July 21, 2003, on which information was reported under Item 5 announcing the resolution of the Company’s discussions with the Staff of the Securities and Exchange Commission regarding the matters described therein.

The Company filed a Current Report on Form 8-K on July 23, 2003, on which information was reported under Item 12 under temporary use of Item 9 announcing our press release reporting financial results for the fiscal quarter ended June 30, 2003.

The Company filed a Current Report on Form 8-K on September 3, 2003, on which information was reported under Items 5 and 7 announcing the plan of merger between Caremark Rx, Inc. and AdvancePCS.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvancePCS (Registrant)

Date: November 13, 2003	By:	/s/ DAVID D. HALBERT

David D. Halbert, Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ YON Y. JORDEN

Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)