Form 10-Q
period 2003-12-31
ADVANCEPCS
filed 2004-02-12
CIK 1012956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

As of January 31, 2004, the registrant had (1) 80,681,432 shares of Class A common stock, $.01 par value outstanding, (2) 12,913,334 shares of Class B-1 common stock, $.01 par value, outstanding and (3) 200 shares of Class B-2 common stock, $.01 par value, outstanding.

AdvancePCS and Subsidiaries

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, (forward-looking statements). We have based these forward-looking statements on our current expectations and projections about future events. These statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as it may be amended from time to time, under the caption “Risk Factors,” as well as the following:

•	Risks associated with competition in our industry, including client retention, the ability to consummate contracts with new clients and pricing and margin pressures from competitors and client demands;

•	Risks related to our relationships with pharmaceutical manufacturers or a change in pricing, discounts or other practices of these manufacturers;

•	Risks related to compliance with governmental legislation and regulations, including compliance with any changes in the interpretations of existing laws and regulations and the passage of new legislation or regulations;

•	Risks related to our ability to develop, market and sell new products, services and technologies;

•	Risks associated with adverse results in litigation or other liability claims asserted against us, including professional liability claims in excess of our insurance coverage and challenges to our business practices;

•	Risks related to maintaining our pharmacy network affiliations and negotiated retail discounts;

•	Risks associated with managing and integrating future acquisitions;

•	Risks associated with maintaining and managing our growth;

•	Risks associated with the general changes in the health care industry, including increases in health care costs, changes in drug utilization and the introduction rates of new drugs;

•	Risks associated with our ability or inability to attract and retain qualified personnel;

•	Risks associated with general economic and business conditions, including exposure to customers’ credit risks;

•	Risks associated with our debt obligations, including compliance with covenants contained in our credit agreements; and

•	Risks associated with delays or failure in completing our proposed merger with Caremark Rx, Inc.

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

AdvancePCS and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$130,316	$111,247
Accounts receivable, net of allowance for doubtful accounts of $12,909 and $15,586, respectively	1,416,584	1,627,931
Inventories	326,874	99,429
Prepaid expenses and other	40,797	25,647

Total current assets	1,914,571	1,864,254
Noncurrent assets:
Property and equipment, net of accumulated depreciation and amortization of $131,791 and $100,641, respectively	143,097	151,200
Goodwill	1,274,320	1,248,514
Intangible assets, net	368,818	380,806
Other noncurrent assets	58,824	67,970

Total assets	$3,759,630	$3,712,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46	$188
Claims and accounts payable	2,060,465	2,005,306
Accrued salaries and benefits	43,560	46,960
Other accrued expenses	77,398	60,088

Total current liabilities	2,181,469	2,112,542
Noncurrent liabilities:
Long-term debt, less current portion	187,825	447,823
Deferred income taxes	145,222	147,803
Other noncurrent liabilities	47,338	34,102

Total liabilities	2,561,854	2,742,270

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; Convertible preferred stock, $.01 par value; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
Class A common stock, $.01 par value; 85,847,264 and 82,502,362 shares issued, respectively	858	825
Class B-1 common stock, $.01 par value; 12,913,334 shares issued and outstanding	130	130
Class B-2 common stock, $.01 par value; 200 shares issued and outstanding	—	—
Additional paid-in capital	817,763	750,446
Accumulated other comprehensive loss	(8,154)	(11,596)
Accumulated earnings	494,667	340,520
Treasury stock, at cost:
Class A common stock; 5,322,028 and 5,459,573 shares	(107,488)	(109,851)

Total stockholders’ equity	1,197,776	970,474

Total liabilities and stockholders’ equity	$3,759,630	$3,712,744

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues	$3,905,598	$3,757,689	$11,401,970	$10,495,728
Cost of revenues	3,737,632	3,616,732	10,916,566	10,093,962

Gross profit	167,966	140,957	485,404	401,766
Selling, general and administrative expenses	65,898	56,387	194,816	163,834
Merger-related charges	6,030	—	10,095	—

Operating income	96,038	84,570	280,493	237,932
Interest income	1,068	1,266	3,299	3,947
Interest expense	(5,961)	(10,249)	(24,885)	(33,386)
Loss on early retirement of debt	—	—	—	(2,444)
Loss from joint venture	(1,123)	(1,253)	(4,119)	(3,510)

Income before provision for income taxes	90,022	74,334	254,788	202,539
Provision for income taxes	(35,558)	(29,362)	(100,641)	(80,016)

Net income	$54,464	$44,972	$154,147	$122,523

Basic
Net income per share	$0.59	$0.50	$1.68	$1.34

Weighted average shares outstanding	92,990	89,983	91,967	91,540

Diluted
Net income per share	$0.55	$0.46	$1.57	$1.23

Weighted average shares outstanding	99,564	97,394	98,228	99,302

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:

Net income	$154,147	$122,523

Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	41,628	33,469
Provision for doubtful accounts	1,021	12,977
Deferred income taxes	10,886	2,816
Change in operating assets and liabilities –
Accounts receivable	210,326	(412,734)
Inventories	(227,445)	(59,679)
Prepaid expenses and other noncurrent assets	(28,819)	12,445
Claims and accounts payable, accrued expenses and other noncurrent liabilities	105,820	479,141

Net cash provided by operating activities	267,564	190,958

Cash flows from investing activities:

Purchase of property and equipment	(23,778)	(58,670)
Acquisition, net of cash acquired, joint venture and other	(2,213)	(75,883)

Net cash used in investing activities	(25,991)	(134,553)

Cash flows from financing activities:

Net proceeds from issuance of Common Stock	37,636	8,102
Purchase of Class A Common Stock – Treasury Stock	—	(87,739)
Deferred financing costs	—	(1,655)
Repayment of debt	(142)	(163,022)
Net activity on asset securitization facility	(259,998)	120,000

Net cash used in financing activities	(222,504)	(124,314)

Net increase (decrease) in cash and cash equivalents	19,069	(67,909)

Cash and cash equivalents, beginning of period	111,247	139,145

Cash and cash equivalents, end of period	$130,316	$71,236

The accompanying notes are an integral part of these consolidated financial statements.

AdvancePCS and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Background and Basis of Presentation

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

In September 2003, AdvancePCS entered into an Agreement and Plan of Merger (Merger Agreement) with Caremark Rx, Inc. (Caremark), to combine the two companies. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, at the effective time of the merger (Effective Time), the Company will become a wholly-owned subsidiary of Caremark. Also at the Effective Time, each outstanding share of common stock of the Company will be converted into the right to receive (i) shares of Caremark common stock equal to the product of 2.15 (Exchange Ratio) and 90%, which is equal to 1.935 shares, and (ii) an amount in cash equal to 10% of the product of the Exchange Ratio and the average of the per share closing sales prices of shares of Caremark common stock as reported on the New York Stock Exchange during the five consecutive trading day period ending on (and including) the fifth trading day immediately prior to the Effective Time. Consummation of the transaction is subject to various conditions, including stockholder and regulatory approvals.

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

The Company follows the disclosure provisions as provided by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) but continues to account for stock options using the intrinsic value method under Accounting Principals Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for the options. For the three months ended December 31, 2003 and 2002, compensation expense of $302,000 and $206,000, respectively, and for the nine months ended December 31, 2003 and 2002, compensation expense of $925,000 and $618,000, respectively, was recorded for certain options granted in fiscal year 2001. The Company has elected to continue applying the intrinsic value method under APB 25. Had compensation expense for these plans been determined in accordance with SFAS 123 and 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Stock-based compensation, net of taxes:
As currently reported	$183	$125	$560	$375
Pro forma	$3,865	$4,137	$11,645	$11,428
Net income:
As currently reported	$54,464	$44,972	$154,147	$122,523
Pro forma	$50,782	$40,960	$143,062	$111,470
Basic net income per share:
As currently reported	$0.59	$0.50	$1.68	$1.34
Pro forma	$0.55	$0.46	$1.56	$1.22
Diluted net income per share:
As currently reported	$0.55	$0.46	$1.57	$1.23
Pro forma	$0.51	$0.42	$1.46	$1.12

For options granted during the three months and nine months ended December 31, 2003 and 2002, the fair value of each option grant was estimated using the Black-Scholes option-pricing model and the following assumptions: expected life of 3-5 years, risk-free interest rate of 1.77% and 2.68%, respectively, expected volatility of 58% and no expected dividend yield.

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

Recently Adopted Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) as extraordinary. The Company adopted SFAS 145 in the first quarter of fiscal 2004. In connection with the Term B note repayments made in June 2002, the Company recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million (excluding taxes of $953,000, included in provision for income taxes) and was previously reflected as an extraordinary item. Accordingly, the pre-tax extraordinary loss of $2.4 million for the nine months ended December 31, 2002, was reclassified to income before income taxes to conform to the requirements of SFAS 145.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. This revised interpretation retains the original FIN 46 requirements for consolidating variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities without additional subordinated financial support from other parties. The revised interpretation adds the requirement for consolidating an entity where the equity investors’ voting rights are not proportionate to their economic interests and where the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. However, for reporting periods ending after December 15, 2003, a company must apply either the original or this revised interpretation to those entities that are considered to be special-purpose entities. A company that has already applied the original FIN 46 to an entity may continue to do so until the effective date of the revised interpretation. The Company has a variable interest entity that has been and will continue to be included in the Company’s consolidated financial statements, and therefore, management believes that adoption of FIN 46 (revised December 2003) will not have a material impact on its financial position or results of operations.

In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with some exceptions noted. EITF 00-21 is effective for revenue generating arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This revised statement retains the disclosures required by the original SFAS 132, which standardized employers’ disclosures about pensions and other postretirement benefits, and requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. The provisions of the original SFAS 132 remain in effect until the provisions of this revised statement are adopted. This revised statement is effective for fiscal years ending after December 15, 2003. The Company will revise its disclosures to meet the requirements under this revised standard in the financial statements for the fiscal year ended March 31, 2004.

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

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands). Options to purchase 2.7 million shares of common stock were outstanding at December 31, 2002 but were excluded from the computation of diluted earnings per share for the three month and nine month periods, because the options’ exercise prices were greater than the average market price of the Company’s common stock during the applicable period (antidilutive). No antidilutive options were outstanding at December 31, 2003.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average common shares outstanding - Basic	92,990	89,983	91,967	91,540
Dilutive common stock equivalents:
Stock options and warrants	6,574	7,411	6,261	7,762

Weighted average common shares outstanding - Diluted	99,564	97,394	98,228	99,302

5.	Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires that goodwill no longer be amortized. Instead, all goodwill (including goodwill associated with acquisitions consummated prior to the adoption of SFAS 142) is to be evaluated for impairment at least annually or when events or circumstances occur indicating that goodwill might be impaired.

The Company completed its annual impairment test during the fourth quarter of fiscal year 2003, which did not result in an impairment charge.

The following is a summary of goodwill activity for the dates indicated (in thousands):

March 31, 2003	$1,248,514
Finalization of Accordant purchase price	794
Accordant purchase earn-out	25,012

December 31, 2003	$1,274,320

The following is a summary of intangible assets at the dates indicated (in thousands):

	December 31, 2003	March 31, 2003
Amortizable intangible assets, gross:
Customer base	$278,380	$285,600
Other	21,675	19,130

	300,055	304,730

Accumulated amortization of amortizable intangible assets:
Customer base	(30,347)	(22,881)
Other	(8,727)	(6,310)

	(39,074)	(29,191)

Amortizable intangible assets, net	260,981	275,539

Non-amortizable intangible assets:
Trade name - PCS	105,267	105,267
Trade name - Accordant	2,570	—

Total intangible assets, net	$368,818	$380,806

The Company recorded a $4.7 million decrease in amortizable intangible assets during the first quarter of fiscal 2004, which represents the reallocation of Accordant intangibles based on the final valuation analysis. The weighted average amortization period for amortizable intangible assets is 25.3 years (26.3 years—customer base and 6.7 years—other).

Amortization expense of amortizable intangible assets was $3.3 million and $2.9 million for the three months ended December 31, 2003 and 2002, respectively, and $9.9 million and $8.7 million for the nine months ended December 31, 2003 and 2002, respectively.

The Company determined that the $105.3 million and $2.6 million in trade names, acquired with the acquisition of PCS and Accordant, respectively, had indefinite useful lives. Current circumstances and conditions continue to support that determination.

6.	Debt

Long-term debt consists of the following (in thousands):

	December 31, 2003	March 31, 2003
Asset Securitization Facility, with interest at funding agent’s A-1+/P-1 commercial paper rate of 1.05% plus 1.00% and 1.33% plus .85%, respectively, due December, 2006	$—	$259,998
Senior Notes, with interest at 8.50%, due March, 2008	187,825	187,825
Other	46	188
Revolving Credit Facility, with interest at LIBOR plus 2%, due October, 2005	—	—

Total debt	187,871	448,011
Less current portion	(46)	(188)

Total long term debt	$187,825	$447,823

During the nine months ended December 31, 2003, the Company repaid approximately $260 million on the Asset Securitization Facility.

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

In November 2000, the Company entered into an interest rate protection agreement (swap) that had a fixed LIBOR rate of 6.60% for $400 million of the Company’s variable rate debt under the credit facility. The notional amount was reduced by $100 million in October 2001 and 2002. The swap expired in October 2003. The Company had accounted for the swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138.

7.	Condensed Consolidating Financial Information

In March 2001, the Company issued $200 million of Senior Notes, which were unconditionally guaranteed, jointly and severally, by all of the existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries or receivables subsidiaries, each as defined in the indenture governing the Senior Notes. Presented below are condensed consolidating balance sheets as of December 31, 2003 and March 31, 2003, condensed consolidating statements of operations for the three months and nine months ended December 31, 2003 and 2002, and condensed consolidating statements of cash flows for the nine months ended December 31, 2003 and 2002 of AdvancePCS (Parent and Issuer), guarantor subsidiaries (Guarantor Subsidiaries) and the subsidiaries which are not guarantors (Non-guarantor Subsidiaries) (in thousands):

Condensed Consolidating Balance Sheets

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
As of December 31, 2003
Cash and cash equivalents	$52,551	$—	$77,765	$—	$130,316
Accounts receivable, net	—	999,191	417,393	—	1,416,584
Inventories	—	326,874	—	—	326,874
Prepaid expenses and other	—	40,797	—	—	40,797

Current assets	52,551	1,366,862	495,158	—	1,914,571
Property and equipment, net	—	142,574	523	—	143,097
Equity investment	583,238	—	—	(583,238)	—
Intercompany	744,755	(327,432)	(417,323)	—	—
Goodwill and intangible assets, net	—	1,642,495	643	—	1,643,138
Other assets	9,103	49,721	—	—	58,824

Total assets	$1,389,647	$2,874,220	$79,001	$(583,238)	$3,759,630

Current liabilities	$4,046	$2,149,800	$27,623	$—	$2,181,469
Long-term debt, less current portion	187,825	—	—	—	187,825
Deferred income taxes	—	145,222	—	—	145,222
Other liabilities	—	47,353	(15)	—	47,338

Total liabilities	191,871	2,342,375	27,608	—	2,561,854

Common stock	988	—	—	—	988
Additional paid in capital	817,763	(1,275)	1,275	—	817,763
Other comprehensive income	(8,154)	—	—	—	(8,154)
Equity earnings	583,238	—	—	(583,238)	—
Accumulated earnings	(88,571)	533,120	50,118	—	494,667
Treasury stock	(107,488)	—	—	—	(107,488)

Stockholders’ equity	1,197,776	531,845	51,393	(583,238)	1,197,776

Total liabilities and stockholders’ equity	$1,389,647	$2,874,220	$79,001	$(583,238)	$3,759,630

As of March 31, 2003
Cash and cash equivalents	$96,490	$—	$14,757	$—	$111,247
Accounts receivable, net	—	1,087,425	540,506	—	1,627,931
Inventories	—	95,756	3,673	—	99,429
Prepaid expenses and other	—	25,647	—	—	25,647

Current assets	96,490	1,208,828	558,936	—	1,864,254
Property and equipment, net	—	150,543	657	—	151,200
Equity investment	413,829	—	—	(413,829)	—
Intercompany	649,175	(398,569)	(250,606)	—	—
Goodwill and intangible assets, net	—	1,628,677	643	—	1,629,320
Other assets	14,899	53,069	2	—	67,970

Total assets	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Current liabilities	$10,446	$2,081,692	$20,404	$—	$2,112,542
Long-term debt, less current portion	187,825	—	259,998	—	447,823
Deferred income taxes	—	147,739	64	—	147,803
Other liabilities	5,648	25,711	2,743	—	34,102

Total liabilities	203,919	2,255,142	283,209	—	2,742,270

Common stock	955	—	—	—	955
Additional paid in capital	750,446	(1,275)	1,275	—	750,446
Other comprehensive income	(11,596)	—	—	—	(11,596)
Equity earnings	413,829	—	—	(413,829)	—
Accumulated earnings	(73,309)	388,681	25,148	—	340,520
Treasury stock	(109,851)	—	—	—	(109,851)

Stockholders’ equity	970,474	387,406	26,423	(413,829)	970,474

Total liabilities and stockholders’ equity	$1,174,393	$2,642,548	$309,632	$(413,829)	$3,712,744

Condensed Consolidating Statement of Operations

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended December 31, 2003
Total revenues	$—	$3,905,566	$14,813	$(14,781)	$3,905,598
Cost of operations	—	3,824,130	211	(14,781)	3,809,560

Operating income	—	81,436	14,602	—	96,038
Interest (expense) income, net	(5,221)	1,456	(1,128)	—	(4,893)
Loss from joint venture	(1,123)	—	—	—	(1,123)

Income (loss) before income taxes	(6,344)	82,892	13,474	—	90,022
Income tax benefit (provision)	2,506	(33,359)	(4,705)	—	(35,558)

Net income (loss) before equity earnings	(3,838)	49,533	8,769	—	54,464
Equity earnings in subsidiaries	58,302	—	—	(58,302)	—

Net income	$54,464	$49,533	$8,769	$(58,302)	$54,464

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended December 31, 2002
Total revenues	$—	$3,743,701	$51,973	$(37,985)	$3,757,689
Cost of operations	—	3,689,904	21,200	(37,985)	3,673,119

Operating income	—	53,797	30,773	—	84,570
Interest (expense) income, net	(5,665)	3,058	(6,376)	—	(8,983)
Loss from joint venture	(836)	(417)	—	—	(1,253)

Income (loss) before income taxes	(6,501)	56,438	24,397	—	74,334
Income tax benefit (provision)	2,568	(23,396)	(8,534)	—	(29,362)

Net income (loss) before equity earnings	(3,933)	33,042	15,863	—	44,972
Equity earnings in subsidiaries	48,905	—	—	(48,905)	—

Net income	$44,972	$33,042	$15,863	$(48,905)	$44,972

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended December 31, 2003
Total revenues	$—	$11,360,091	$81,680	$(39,801)	$11,401,970
Cost of operations	—	11,122,853	38,425	(39,801)	11,121,477

Operating income	—	237,238	43,255	—	280,493
Interest (expense) income, net	(21,107)	4,417	(4,896)	—	(21,586)
Loss from joint venture	(4,119)	—	—	—	(4,119)

Income (loss) before income taxes	(25,226)	241,655	38,359	—	254,788
Income tax benefit (provision)	9,964	(97,216)	(13,389)	—	(100,641)

Net income (loss) before equity earnings	(15,262)	144,439	24,970	—	154,147
Equity earnings in subsidiaries	169,409	—	—	(169,409)	—

Net income	$154,147	$144,439	$24,970	$(169,409)	$154,147

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended December 31, 2002
Total revenues	$—	$10,459,456	$98,886	$(62,614)	$10,495,728
Cost of operations	—	10,270,373	50,037	(62,614)	10,257,796

Operating income	—	189,083	48,849	—	237,932
Interest (expense) income, net	(28,358)	9,439	(10,520)	—	(29,439)
Loss on early retirement of debt	(2,444)	—	—	—	(2,444)
Loss from joint venture	(3,510)	—	—	—	(3,510)

Income (loss) before income taxes	(34,312)	198,522	38,329	—	202,539
Income tax benefit (provision)	13,601	(80,243)	(13,374)	—	(80,016)

Net income (loss) before equity earnings	(20,711)	118,279	24,955	—	122,523
Equity earnings in subsidiaries	143,234	—	—	(143,234)	—

Net income	$122,523	$118,279	$24,955	$(143,234)	$122,523

Condensed Consolidating Statement of Cash Flows

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended December 31, 2003
Net cash provided by operating activities	$16,154	$95,110	$156,300	$—	$267,564

Purchase of property and equipment	—	(23,768)	(10)	—	(23,778)
Other investing activities	(2,150)	(63)	—	—	(2,213)

Net cash used in investing activities	(2,150)	(23,831)	(10)	—	(25,991)

Net proceeds from issuance of Common Stock	37,636	—	—	—	37,636
Repayment of debt	—	(142)	—	—	(142)
Net activity on asset securitization facility	—	—	(259,998)	—	(259,998)
Net intercompany transactions	(95,579)	(71,137)	166,716	—	—

Net cash used in financing activities	(57,943)	(71,279)	(93,282)	—	(222,504)

(Decrease) increase in cash and cash equivalents	(43,939)	—	63,008	—	19,069

Cash and cash equivalents, beginning of period	96,490	—	14,757	—	111,247

Cash and cash equivalents, end of period	$52,551	$—	$77,765	$—	$130,316

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended December 31, 2002
Net cash (used in) provided by operating activities	$(80,348)	$463,047	$(191,741)	$—	$190,958

Purchase of property and equipment	—	(57,647)	(1,023)	—	(58,670)
Other investing activities	(1,900)	(73,983)	—	—	(75,883)

Net cash used in investing activities	(1,900)	(131,630)	(1,023)	—	(134,553)

Net proceeds from issuance of Common Stock	8,102	—	—	—	8,102
Purchase of Class A Common Stock – Treasury Stock	(87,739)	—	—	—	(87,739)
Deferred financing costs	(1,655)	—	—	—	(1,655)
Repayment of debt	(163,022)	—	—	—	(163,022)
Net activity on asset securitization facility	—	—	120,000	—	120,000
Net intercompany transactions	232,088	(331,417)	99,329	—	—

Net cash (used in) provided by financing activities	(12,226)	(331,417)	219,329	—	(124,314)

(Decrease) increase in cash and cash equivalents	(94,474)	—	26,565	—	(67,909)

Cash and cash equivalents, beginning of period	116,983	—	22,162	—	139,145

Cash and cash equivalents, end of period	$22,509	$—	$48,727	$—	$71,236

8.	Stock Transactions

Treasury Shares

On June 6, 2002, the Company filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of the Company’s outstanding shares of Class A common stock in the open market or private transactions. Purchases of stock under this repurchase program are included in treasury stock and offset by the issuance of shares for the employee stock purchase plan (ESPP) program.

During the three month and nine month periods ended December 31, 2002, the Company purchased 0.7 million and 4.0 million shares at a cost of $15.9 million and $87.7 million, respectively, under this repurchase program. There were no shares issued under the ESPP program during the three and nine month periods ended December 31, 2002. During the three month and nine month periods ended December 31, 2003, no shares were purchased under this repurchase program, however, previous treasury purchases were offset by the issuance of 137,545 shares for the ESPP program. Since inception, the Company has purchased 5.6 million shares at a cost of $111.5 million, offset by 271,050 shares issued for the ESPP program. In the Merger Agreement, the Company has agreed not to repurchase any additional shares without the consent of Caremark.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues. As a result of such order, AdvancePCS does not have to comply with the subpoena issued by the OIG. Since entry of that order, the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government has continued to request the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm (which was the name of AdvancePCS prior to the acquisition of PCS) and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies and health plans.

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

AdvancePCS is also a party to Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, a class action filed on or about December 17, 2001 in the United States District Court in Arizona that alleges that AdvancePCS acts as an ERISA fiduciary and that its has breached certain fiduciary obligations under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed an amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan. However, the plaintiff is again attempting to broaden the scope of the case to a class action. The Company will oppose any effort to certify a class.

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

The Company is also a defendant in similar anti-trust class action (North Jackson Pharmacy, Inc., et al. v. AdvancePCS, et al.) filed in the United States District Court for the Northern District of Alabama in October 2003. The plaintiffs are pharmacies who seek to represent a nationwide class of pharmacies. The plaintiffs have made generally similar allegations as the plaintiffs in the Bellevue Drug Co. litigation described above. The Company will vigorously defend this suit.

In addition, the Company is a party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings currently pending are not, in management’s opinion, material either individually or in the aggregate.

The Company cannot presently determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, and the amount of a loss, if any, cannot be reasonably estimated and the Company has not recognized in the accompanying consolidated financial statements any liability arising from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

10.	Comprehensive Income / (Loss)

The components of the ending balances of accumulated other comprehensive loss, net of taxes, as reflected in stockholders’ equity are shown as follows (in thousands):

	December 31, 2003	March 31, 2003
Mark to market interest rate swap, net of taxes	$—	$(3,442)
Pension liability adjustment, net of taxes	(8,154)	(8,154)

Accumulated other comprehensive loss	$(8,154)	$(11,596)

The components of total comprehensive income, net of taxes, are shown as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income	$54,464	$44,972	$154,147	$122,523
Mark to market interest rate swap, net of taxes	—	1,362	3,442	3,916

Total comprehensive income	$54,464	$46,334	$157,589	$126,439

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When adjudicated claims are recorded gross, the plan sponsor’s aggregate pharmacy benefit claim payment to us is recorded as revenue and our payment to the pharmacy provider is recorded as cost of revenue in our consolidated statement of operations. In contrast, when we adjudicate prescriptions at pharmacies that are under contract directly with our plan sponsor customer and there are no financial risks to us, we record only our claims processing fees as revenues and do not include prescription costs in revenues or cost of revenues, which is referred to as net reporting.

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

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from our Data and Mail Services. Also included in accounts receivable are receivables from vendors for our Clinical and Other Services whereby we recognize rebates and administrative fees receivable from pharmaceutical manufacturers. Based on our revenue recognition policies, certain claims at the end of the period are unbilled. Revenue and unbilled receivables for those claims are estimated each period based on the amount to be paid to the pharmacies and historical gross margin. Estimates are adjusted to actual at the time of billing. In addition, revenue and unbilled receivables for rebates are calculated quarterly based on an estimate of rebatable prescriptions and rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and rebate per prescription have been determined and the billings to the pharmaceutical manufacturers have been completed. As of December 31, 2003 and March 31, 2003, unbilled receivables were $749.9 million and $883.5 million, respectively. Corresponding amounts payable to retail pharmacies (for claims) or to plan sponsor customers (for rebates) are recorded at the time the unbilled receivables are recorded. Unbilled receivables from plan sponsor customers are typically billed within 15 days and unbilled receivables from manufacturers are typically billed within 90 days, based on the respective contractual billing schedules.

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

Results of Operations – AdvancePCS

The following table sets forth certain consolidated, unaudited historical financial data of AdvancePCS.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002(1)	2003	2002(1)
	(in thousands, except per share data)
Revenues:
Data services	$3,105,528	$3,094,967	$9,133,739	$8,679,169
Mail services	737,568	614,178	2,087,043	1,675,203
Clinical and other services	62,502	48,544	181,188	141,356

Total revenues	3,905,598	3,757,689	11,401,970	10,495,728
Cost of revenues	3,737,632	3,616,732	10,916,566	10,093,962

Gross profit	167,966	140,957	485,404	401,766
Selling, general and administrative expenses	65,898	56,387	194,816	163,834
Merger-related charges	6,030	—	10,095	—

Operating income	96,038	84,570	280,493	237,932
Net interest expense	(4,893)	(8,983)	(21,586)	(29,439)
Loss on early retirement of debt	—	—	—	(2,444)
Loss from joint venture	(1,123)	(1,253)	(4,119)	(3,510)

Income before income taxes	90,022	74,334	254,788	202,539
Provision for income taxes	(35,558)	(29,362)	(100,641)	(80,016)

Net income	$54,464	$44,972	$154,147	$122,523

Basic net income per share	$0.59	$0.50	$1.68	$1.34
Diluted net income per share	$0.55	$0.46	$1.57	$1.23

Pharmacy network claims processed	125,698	125,724	367,538	364,527
Mail prescriptions filled	4,456	4,042	12,909	11,379
Adjusted claims(2)	139,068	137,849	406,265	398,663

(1)	Revenues have been retroactively reclassified to reflect the adoption of EITF 02-16 in the fourth quarter of fiscal 2003.
(2)	Adjusted claims are defined as pharmacy network claims processed plus mail pharmacy prescriptions multiplied by three, as mail claims typically represent a three-month supply, while pharmacy network claims typically represent a one-month supply.

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

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues

Data Services – Data services revenue increased $10.6 million, or 0.3%, for the three months ended December 31, 2003 compared to the same period one year ago. Increases in the Average Wholesale Price index for drug ingredient costs drove revenue up by $90.8 million. The increase in the Average Wholesale Price index, which is used to establish the price of a prescription at the point of sale, was due to higher costs for newly introduced drugs, as well as price increases for existing drugs. Higher average generic dispensing rates reduced revenue per claim processed. Our generic dispensing rate increased 3.8% for the three months ended December 31, 2003 as compared to the same quarter in fiscal 2003.

Mail Services – Mail services revenue increased $123.4 million, or 20%, compared to the three months ended December 31, 2002. Of this increase, approximately $58.9 million resulted from a 10% increase in the number of mail prescriptions dispensed, which was driven principally by increased utilization of our mail services by existing members. The number of mail pharmacy prescriptions dispensed increased from 4.0 million for the three months ended December 31, 2002 to 4.5 million for the three months ended December 31, 2003. Also contributing to the increase in mail revenue was the combined impact of an increase in the Average Wholesale Price index for drug ingredient cost, offset by a 4.2% increase in our mail order generic dispensing rate for the three months ended December 31, 2003 as compared to the same quarter in fiscal 2003. The remaining increase in mail revenue was due to the growth of specialty pharmacy services revenue, with revenues of $121.5 million for the three months ended December 31, 2003 compared to $68.8 million for the same period in the prior year, which was primarily as a result of increased volumes.

Clinical and Other Services – Clinical and other services revenue increased $14.0 million, or 29%, compared to the three months ended December 31, 2002. The majority of this increase is attributable to the inclusion of a full quarter of revenues generated by Accordant, a disease management company focusing on patients with complex, chronic and progressive diseases, which was acquired in November 2002. The remaining increase was attributable to improved contract rates and greater formulary compliance by our rebate utility customers as well as increased utilization of our clinical programs.

Cost of Revenues

Overall cost of revenues increased $120.9 million, or 3%, compared to the three months ended December 31, 2002. Of this increase, drug ingredient costs grew by $125.2 million to $3.6 billion. This increase was driven primarily by the increase in the Average Wholesale Price index of pharmaceuticals, which in turn was driven by higher costs for newly introduced drugs, as well as price increases for existing drugs and increases in mail services. Cost of revenues, excluding drug ingredient costs, decreased $4.3 million, or 3%, as compared to the three months ended December 31, 2002. The majority of the period over period decrease was attributable to the elimination of expenses incurred in connection with the opening of our third mail order facility in Wilkes-Barre, Pennsylvania in the quarter ended December 31, 2002; and the elimination of non-pharmaceutical cost of revenues associated with both the ramp up of our specialty pharmacy operations and Accordant in the quarter ended December 31, 2002.

Selling, general and administrative expenses

Our selling, general and administrative expenses, excluding merger-related charges, for the three months ended December 31, 2003 increased by $9.5 million compared to the same period in 2002. This increase was primarily attributable to the growth in our mail and specialty business and increased administration costs associated with outside legal fees, increased insurance premiums and employee benefits costs, offset by the elimination of expenses related to our acquisition and integration of Accordant in the quarter ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenues increased from 1.5% for the three months ended December 31, 2002 to 1.7% for the three months ended December 31, 2003.

Merger-related charges

During the three months ended December 31, 2003, we incurred charges of approximately $6.0 million in legal, accounting and other expenses related to the proposed merger with Caremark. We expect to incur continuing costs up until the closing of this transaction, including costs associated with our responding to requests by the Federal Trade Commission.

Interest income and interest expense

Interest expense, net of interest income, for the three months ended December 31, 2003 decreased $4.1 million, or 46%, compared to the same period in 2002. The decrease in interest expense resulted from: (1) the increased net repayment of debt with excess cash and (2) the expiration of the $200 million of the interest rate swap in October 2003.

Loss from joint venture

In February 2001, we entered into an agreement with Express Scripts and Medco Health Solutions (formally Merck-Medco Managed Care), to form RxHub, LLC (RxHub) to develop electronic prescribing technology. We own one-third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statements of operations. Our proportionate share of RxHub’s loss for the three months ended December 31, 2003 was $1.1 million compared to $1.3 million for the same period in 2002.

Income taxes

For the three months ended December 31, 2003 and 2002, our effective tax rate was approximately 39.5%.

Diluted net income per share

We reported diluted net income of $0.55 per share for the three months ended December 31, 2003 compared to $0.46 per share for the same period in 2002. The weighted average shares outstanding were 99.6 million and 97.4 million for the three-month periods ending December 31, 2003 and 2002, respectively. The weighted average shares outstanding at December 31, 2003 include reductions due to share repurchases, offset by shares issued through the employee stock purchase plan (ESPP) program, since June 2002.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Revenues

Data Services – Data services revenue increased $454.6 million, or 5%, for the nine months ended December 31, 2003 compared to the same period one year ago. Increases in the Average Wholesale Price index for drug ingredient costs drove up revenue by approximately $468.0 million. The increase in the Average Wholesale Price index was attributable to higher costs for newly introduced drugs, as well as price increases for existing drugs. In addition, the increase was due to a 3.0 million increase in retail claims processed, compared to the nine months ended December

31, 2002. Higher average generic dispensing rates reduced revenue per claim processed. Our retail generic dispensing rate increased 5.3% for the nine months ended December 31, 2003 as compared to the same period in fiscal 2003.

Mail Services – Mail services revenue increased $411.8 million, or 25%, compared to the nine months ended December 31, 2002. Of this increase, approximately $217.1 million resulted from a 13% increase in the number of mail prescriptions dispensed which was driven by the addition of several customers whose members are high mail utilizers and increased utilization of our mail services by existing members. The number of mail pharmacy prescriptions dispensed increased from 11.4 million for the nine months ended December 31, 2002 to 12.9 million for the nine months ended December 31, 2003. Also contributing to the increase in mail revenue was the impact of an increase in the Average Wholesale Price index for drug ingredient cost, which was partially offset by higher brand discounts and a 7.2% increase in our mail order average generic dispensing rates. The remaining increase in mail revenue was due to the growth of specialty pharmacy services revenue, with revenues of $321.2 million for the nine months ended December 31, 2003 compared to $165.2 million for the same period in the prior year, which growth was primarily as a result of increased volumes.

Clinical and Other Services – Clinical and other services revenue increased $39.8 million, or 28%, compared to the nine months ended December 31, 2002. A significant portion of this increase is attributable to the inclusion of revenues generated by Accordant, which was acquired in November 2002. The remaining increase was attributable to new customers, which use our clinical services, and improved contract rates and greater formulary compliance by our rebate utility customers.

Cost of Revenues

Overall cost of revenues increased $822.6 million, or 8%, compared to the nine months ended December 31, 2002. Of this increase, drug ingredient costs grew by $817.7 million to $10.5 billion. This increase was driven primarily by the increase in the Average Wholesale Price index of pharmaceuticals, which in turn was driven by higher costs for newly introduced drugs, as well as price increases for existing drugs and increases in mail services. This increase in Average Wholesale Price was partially offset by the benefits of forward purchasing of inventory and increased generic dispensing rates. Adjusted claims grew 7.6 million or 1.9% as compared to the comparable nine-month period in the prior fiscal year. Adjusted claims are calculated as pharmacy network claims processed plus mail pharmacy prescriptions multiplied by three, as mail claims typically represent a three-month supply, while pharmacy network claims typically represent a one-month supply. Cost of revenues, excluding drug ingredient costs, increased $4.9 million or 1% as compared to the nine months ended December 31, 2002. The majority of the increase was attributable to non-ingredient costs associated with filling a greater number of mail order prescriptions; the opening of our third mail order facility in Wilkes-Barre, Pennsylvania in the third quarter of fiscal 2003; increased call center operations to handle the increased volume of calls associated with implementing new mail utilizing members and promoting the use of our mail services to existing members; and non-pharmaceutical cost of revenues associated with both the ramp up of our specialty pharmacy operations and the inclusion of Accordant, which was acquired in November 2002.

Selling, general and administrative expenses

Our selling, general and administrative expenses, excluding merger-related charges, for the nine months ended December 31, 2003 increased by $31.0 million compared to the same period in 2002. This increase was primarily attributable to increased costs associated with information systems technology; increased administration costs associated with greater outside legal fees, insurance premiums and employee benefits costs; and the acquisition and integration of Accordant in November 2002. We also increased our on-going costs of operations supporting the Wilkes-Barre mail order facility, which was opened in the third fiscal quarter of 2003. Selling, general and administrative expenses as a percentage of revenues increased from 1.6% for the nine months ended December 31, 2002 to 1.7% for the nine months ended December 31, 2003.

Merger-related charges

During the nine months ended December 31, 2003, we recognized charges of approximately $10.1 million in legal, accounting and other expenses related to the proposed merger with Caremark. We expect to incur continuing costs up until the closing of this transaction, including costs associated with our responding to requests by the Federal Trade Commission.

Interest income and interest expense

Interest expense, net of interest income, for the nine months ended December 31, 2003 decreased $7.9 million or 27% compared to the same period in 2002. The decrease in interest expense resulted from: (1) the increased net repayment of debt with excess cash, (2) the increased usage of the Asset Securitization Facility beginning in the first quarter of fiscal 2003, which incurs interest at a lower rate than the debt it replaced and (3) the expiration of $200 million and $100 million of the interest rate swap in October 2003 and October 2002, respectively.

Loss on early retirement of debt

During the nine months ended December 31, 2002, we recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write off a portion of the deferred financing fees related to the Term B note in the amount of $2.4 million (excluding taxes of $953,000, included in provision for income taxes). This amount was previously reported as an extraordinary loss but has been retroactively reclassified to pre-tax income in accordance with SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145), see Recently Adopted Accounting Policies, which the Company adopted in the first fiscal quarter of 2004.

Loss from joint venture

In February 2001, we entered into an agreement with Express Scripts and Medco Health Solutions, to form RxHub to develop electronic prescribing technology. We own one third of the equity of RxHub. We have recorded our investment in RxHub under the equity method of accounting and record our percentage interest in RxHub’s results in our consolidated statement of operations. Our proportionate share of RxHub’s loss for the nine months ended December 31, 2003 was $4.1 million compared to $3.5 million for the same period in fiscal 2003.

Income taxes

For the nine months ended December 31, 2003 and 2002, our effective tax rate was approximately 39.5%.

Diluted net income per share

We reported diluted net income of $1.57 per share for the nine months ended December 31, 2003 compared to $1.23 per share for the same period in 2002. The weighted average shares outstanding were 98.2 million and 99.3 million for the nine months ended December 31, 2003 and 2002, respectively. The decline in weighted average shares outstanding at December 31, 2003 represents reductions due to share repurchases, offset by shares issued through the ESPP program, since June 2002.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $267.6 million and $191.0 million for the nine months ended December 31, 2003 and 2002, respectively. The increase of $76.6 million for the nine months ended December 31, 2003 versus the same period in 2002 reflected increased earnings of $31.6 million and improvements in our working capital components. These increases were offset in part by increased period over period inventory purchases of $167.8 million, reflecting higher investment buying activities for our mail service pharmacies, and include the additional inventory investment associated with the ramping up of our Wilkes-Barre, Pennsylvania mail facility through 2003. Although we had a working capital deficit of $266.9 million as of December 31, 2003, the majority of our current obligations are not due until cash is collected from our customers. We use our excess cash balances to reduce debt under our credit facilities, which results in a net deficit in our working capital. Our net cash provided by operating activities improved due to the timing of receivables and payables resulting from our claims processing cycle. A majority of our claims billings are processed on a fourteen-day cycle, beginning on Saturdays. As a result, cash balances, accounts receivable and accounts payable reflected in our consolidated balance sheets may fluctuate period to period depending on the day of the week that the quarter actually ends in relationship to the timing of invoicing, receipt of cash from our customers and our payments to retail pharmacies. Therefore, we experience fluctuations in our cash balances depending upon the day of the cycle. We manage the effect of these fluctuations by borrowing on our Asset Securitization Facility and our Revolving Credit Facility during certain cycle days.

We anticipate cash flow from operations will continue to be used to support our current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future. Excess cash flow generated will continue to be invested according to our investment policy.

Net cash used in investing activities

Net cash used in investing activities was $26.0 and $134.6 million for the nine months ended December 31, 2003 and 2002, respectively, and principally consisted of capital expenditures, as well as the Accordant acquisition in November 2002. Capital expenditures were $23.8 million and $58.7 million for the nine months ended December 31, 2003 and 2002, respectively, and primarily related to purchases of property and equipment; capitalized software associated with the growth and expansion of our systems and facilities, including our Wilkes-Barre, Pennsylvania mail order facility which was opened in the third fiscal quarter of 2003; leasehold improvements for the new TheraCom facility which was opened in January 2004; and software and systems upgrades for compliance with the Health Insurance Portability and Accountability Act of 1996.

In November 2002, we acquired 100% of the common stock of privately-held Accordant Health Services, Inc. (Accordant), a disease management company that focuses on helping patients with complex, chronic and progressive diseases. The aggregate purchase price of Accordant was $96.5 million, net of cash acquired, and includes the final determination of working capital adjustment, transaction costs and the $25.0 million purchase earn-out, in accordance with the purchase agreement. The results of Accordant have been included in our consolidated financial statements since the acquisition date.

Net cash used in financing activities

Net cash used in financing activities was $222.5 million and $124.3 million for the nine months ended December 31, 2003 and 2002, respectively. The activity for the nine months ended December 31, 2003 consisted of net debt repayments of $260.1 million, primarily related to the Asset Securitization Facility, offset in part by proceeds from stock option exercises of $37.6 million. The activity for the nine months ended December 31, 2002 consisted primarily of 4.7 million shares purchased under our stock repurchase program at a cost of approximately $87.7 million and the repurchase of Senior Notes with a face value of approximately $12.2 million in open market transactions. In the Merger Agreement, we have agreed not to repurchase any additional shares without the consent of Caremark. Additionally, during the nine months ended December 31, 2002, we completed an increase to the Asset Securitization Facility of $150 million, which was used to repay the remaining Term B note under our senior credit facility. Additional debt reduction, if any, will be made in such amounts and at such times, as we deem appropriate based upon prevailing market and business conditions. However, during the reporting periods, we experience cash balance fluctuations and manage these fluctuations by borrowing against the Asset Securitization Facility and Revolving Credit Facility.

Indebtedness

In September 2002, we amended our Senior Secured Credit Facility to increase the size of the revolver from $175 million to $275 million. No amounts were outstanding under the revolving facility at December 31, 2003. The credit facility contains covenants that are typical for this type of debt, including limitations on capital expenditures, minimum fixed charge, interest coverage and total leverage ratios. We are in compliance with all covenants.

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

In December 2001, we securitized certain of our accounts receivable pursuant to the Asset Securitization Facility. We used the proceeds to repay $150 million of our Term B note that had a balance outstanding of approximately $300 million at that time. In June 2002, we increased the Asset Securitization Facility to $300 million. We used the proceeds to pay the remaining $150 million of our Term B note. The Asset Securitization Facility is included in our debt balance as of December 31, 2003 and March 31, 2003 and will continue to be reflected “on-balance sheet”. As of December 31, 2003, there was no outstanding amount under the Asset Securitization Facility.

In October 2003, our interest rate swap fully expired. Since we have no balance outstanding under our Revolving Credit Facility and our Asset Securitization Facility, we do not anticipate lower interest expense in future quarters as compared to the quarter ended December 31, 2003.

Stock Transactions

Treasury Shares

On June 6, 2002, we filed a Form 8-K announcing the authorization from the board of directors of a stock repurchase program of up to $150 million of our outstanding shares of Class A common stock in the open market or private transactions. Purchases of stock under this repurchase program are included in treasury and offset by the issuance of shares for the ESPP program.

During the three month and nine month periods ended December 31, 2002, we purchased 0.7 million and 4.0 million shares at a cost of $15.9 million and $87.7 million under this repurchase program. There were no shares issued under the ESPP program during the three and nine month periods ended December 31, 2002. During the three month and nine month periods ended December 31, 2003, no shares were purchased under this repurchase program, however, previous treasury purchases were offset by the issuance of 137,545 shares for the ESPP program. Since inception, we have purchased 5.6 million shares at a cost of $111.5 million, offset by 271,050 shares issued for the ESPP program. In the Merger Agreement, we have agreed not to repurchase any additional shares without the consent of Caremark.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both our dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the issuance of the CIDs. As a result of that order, AdvancePCS does not have to comply with the subpoena issued by the OIG. Since entry of that order, we have reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government has continued to request the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm (which was the name of AdvancePCS prior to the acquisition of PCS) and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding our arrangements with retail pharmacies and health plans. We continue to cooperate with the OIG. We already have produced certain requested materials and we intend to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

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

We are also a party to Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, a class action filed on or about December 17, 2001 in the United States District Court in Arizona that alleges that we act as an ERISA fiduciary and that we have breached certain fiduciary obligations under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed an amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan. However, the plaintiff is again attempting to broaden the scope of the case to a class action. We will oppose any effort to certify a class.

We also were party to a class action, Glanton v. AdvancePCS, case number CIV-02-0507 PHX SRB, previously referred to as Lewis v. AdvancePCS, filed by the same counsel that had filed the Marantz case described above. This class action was served on or about April 19, 2002 and purported to be brought on behalf of a class of self-funded health plans. On or about March 31, 2003, we were served with another complaint (Mackner v. AdvancePCS, case number CIV-03-0607 PHX MHM) in which the plaintiff, a purported participant in a self-funded plan/customer of ours, sought to bring action on behalf of that plan. Because the Glanton case purported to be brought as a class action on behalf of self-funded plans, on May 14, 2003, the United States District Court consolidated Mackner into Glanton. On November 7, 2003, the Federal District Court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs are entitled to appeal these dismissals to the United States Ninth Circuit Court of Appeals.

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

We are also a defendant in similar anti-trust class action (North Jackson Pharmacy, Inc., et al. v. AdvancePCS, et al.,) filed in the United States District Court for the Northern District of Alabama in October 2003. The plaintiffs are pharmacies who seek to represent a nationwide class of pharmacies. The plaintiffs have made generally similar allegations as the plaintiffs in the Bellevue Drug Co. litigation described above. We will vigorously defend this suit.

In addition, we are a party to routine legal and administrative proceedings arising in the ordinary course of our business. The proceedings currently pending are not, in our opinion, material either individually or in the aggregate.

We cannot presently determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, and the amount of a loss, if any, cannot be reasonably estimated and we have not recognized in the accompanying consolidated financial statements any liability arising from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on our liquidity, financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002” (SFAS 145). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 restricts the classification of gains and losses from extinguishment of debt to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) as extraordinary. We adopted SFAS 145 in the first quarter of fiscal 2004. In connection with the Term B note repayments made in June 2002, we recorded a loss associated with the early retirement of debt. The loss was attributable to a non-cash charge to write-off a portion of the deferred financing fees related to the secured bank agreement in the amount of $2.4 million (excluding taxes of $953,000, included in the provision for income taxes) and was previously reflected as an extraordinary item. Accordingly, the pre-tax extraordinary loss of $2.4 million for the nine months ended December 31, 2002, was reclassified to income before income taxes to conform to the requirements of SFAS 145.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. This revised interpretation retains the original FIN 46 requirements for consolidating variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities without additional subordinated financial support from other parties. The revised interpretation adds the requirement for consolidating an entity where the equity investors’ voting rights are not proportionate to their economic interests and where the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. However, for reporting periods ending after December 15, 2003, a company must apply either the original or this revised interpretation to those entities that are considered to be special-purpose entities. A company that has already applied the original FIN 46 to an entity may continue to do so until the effective date of the revised interpretation. We have a variable interest entity that has been and will continue to be included in our consolidated financial statements, and therefore, management believes that adoption of FIN 46 (revised December 2003) will not have a material impact on our financial position or results of operations.

In May 2003, the EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with some exceptions noted. EITF 00-21 is effective for revenue generating arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We believe we are following the guidance of SAB 104.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This revised statement retains the disclosures required by the original SFAS 132, which standardized employers’ disclosures about pensions and other postretirement benefits, and requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. The provisions of the original SFAS 132 remain in effect until the provisions of this revised statement are adopted. This revised statement is effective for fiscal years ending after December 15, 2003. We will revise our disclosures to meet the requirements under this revised standard in the financial statements for the fiscal year ended March 31, 2004.

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

We have not entered into derivatives or other financial instruments for trading purposes. We did enter into interest rate protection agreements that had fixed the LIBOR rate as of November 7, 2000 at 6.60% for $400 million of our variable rate debt under our credit facility. The notional amount was reduced by $100 million in October 2001 and 2002. The swap expired in October 2003. As of December 31, 2003, our outstanding variable rate debt was zero.

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

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance, pending the good faith efforts to reach a mutual resolution of the outstanding discovery issues, both the Company’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mails as well as the issuance of the CIDs. As a result of such order, AdvancePCS does not have to comply with the subpoena issued by the OIG. Since entry of that order, the Company has reached agreement with the United States Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees in lieu of the CIDs. The government has continued to request the production of additional documents and interviews, including information relating to the activities of the former Advance Paradigm (which was the name of AdvancePCS prior to the acquisition of PCS) and the activities of AdvancePCS subsequent to the PCS acquisition, as well as additional information regarding the Company’s arrangements with retail pharmacies and health plans. The Company continues to cooperate with the OIG. The Company already has produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

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

AdvancePCS is also a party to Marantz v. AdvancePCS, case number CIV-01-2413PHX EHC, a class action filed on or about December 17, 2001 in the United States District Court in Arizona that alleges that AdvancePCS acts as an ERISA fiduciary and that its has breached certain fiduciary obligations under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed an amended complaint purporting to address these inadequacies. Currently, the case is proceeding as a single plaintiff seeking to represent one health plan. However, the plaintiff is again attempting to broaden the scope of the case to a class action. The Company will oppose any effort to certify a class.

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

The Company is also a defendant in similar anti-trust class action (North Jackson Pharmacy, Inc., et al. v. AdvancePCS, et al.,) filed in the United States District Court for the Northern District of Alabama in October 2003. The plaintiffs are pharmacies who seek to represent a nationwide class of pharmacies. The plaintiffs have made generally similar allegations as the plaintiffs in the Bellevue Drug Co. litigation described above. The Company will vigorously defend this suit.

In addition, the Company is a party to routine legal and administrative proceedings arising in the ordinary course of its business. The proceedings currently pending are not, in management’s opinion, material either individually or in the aggregate.

The Company cannot presently determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, and the amount of a loss, if any, cannot be reasonably estimated and the Company has not recognized in the accompanying consolidated financial statements any liability arising from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Exhibits

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2001).

3.2	Second Amended and Restated Certificate of Incorporation of AdvancePCS (incorporated by reference to Exhibit 99.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2000).

3.3	Second Amended and Restated Bylaws of AdvancePCS (incorporated by reference to Exhibit 3.1 of AdvancePCS’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2000).

10.	Material Contracts

10.1*	Omnibus Amendment No. 2 to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement, and Receivables Purchase and Servicing Agreement entered into as of July 1, 2003, by and among AdvancePCS, AdvancePCS Health L.P., AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management L.P., Redwood Receivables Corporation, and General Electric Capital Corporation.

10.2*	Omnibus Amendment No. 3 to Receivables Purchase and Contribution Agreement, Receivables Sale and Contribution Agreement, and Receivables Purchase and Servicing

Agreement entered into as of February 11, 2004, by and among AdvancePCS, AdvancePCS Health L.P., AFC Receivables Holding Corporation, Advance Funding Corporation, ADVP Management L.P., Redwood Receivables Corporation, and General Electric Capital Corporation.

31.	Section 302 Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 14, 2003, on which information was reported under Item 5 and 7 announcing a joint press release between Caremark Rx, Inc. and AdvancePCS.

The Company filed a Current Report of Form 8-K on October 27, 2003, on which information was reported under Item 12 announcing our press release reporting financial results for the fiscal quarter ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvancePCS
(Registrant)

Date: February 11, 2004	By:	/s/ DAVID D. HALBERT
David D. Halbert, Chairman of the Board, President and Chief Executive Officer

Date: February 11, 2004	By:	/s/ YON Y. JORDEN
Yon Y. Jorden, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)